Form 10-Q
period 1995-03-31
EQUUS CAPITAL PARTNERS LP
filed 1995-05-12
CIK 843626

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended March 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17526

                          EQUUS CAPITAL PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    76-0264305
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

  2929 Allen Parkway, Suite 2500
          HOUSTON, TEXAS                                 77019-2120
      (Address of principal                              (Zip Code)
        executive offices)

Registrant's telephone number, including area code: (713) 529-0900

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                          Name of each exchange
                                                    on which registered

             NONE                                         NONE

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERS' INTERESTS
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

As of March 31, 1995, 12,278 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at March 31, 1995 was $809.39. There is no established market for such Units.
                   Documents incorporated by reference: None.

                          EQUUS CAPITAL PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                     INDEX
                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

               Statements of Assets, Liabilities and Partners' Capital

               - March 31, 1995 and December 31, 1994...................      1

               Statements of Operations

               - For the three months ended March 31, 1995 and 1994.....      2

               Statements of Changes in Partners' Capital

               - For the three months ended March 31, 1995..............      3
               - For the three months ended March 31, 1994..............      4

               Statements of Cash Flows

               - For the three months ended March 31, 1995 and 1994.....      5

               Selected Per Unit Data and Ratios

               - For the three months ended March 31, 1995 and 1994.....      7

               Schedule of Enhanced Yield Investments

               - March  31, 1995........................................      8

               Notes  to  Financial  Statements.........................     11

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................     15

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form  8-K.....................     17

SIGNATURE...............................................................     17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EQUUS CAPITAL PARTNERS, L.P.
            STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                      MARCH 31, 1995 AND DECEMBER 31, 1994
                                  (UNAUDITED)
                                                       1995              1994
                                                    -----------      -----------
ASSETS

Enhanced yield investments, at fair
  value (cost of $10,870,971 and $10,716,507,
  respectively) ...............................     $11,562,558      $11,876,797
Temporary cash investments, at cost
  which approximates fair value ...............          62,998           13,589
Cash ..........................................          27,174            5,676
Accrued interest receivable ...................          75,166           80,060
                                                    -----------      -----------
          Total assets ........................     $11,727,896      $11,976,122
                                                    ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable ............................     $    36,124      $    44,050
  Due to management company ...................           1,760             --
  Note payable ................................       1,600,000        1,300,000
                                                    -----------      -----------
          Total liabilities ...................       1,637,884        1,344,050
                                                    -----------      -----------
Commitments and contingencies

Partners' capital:
  Managing partner ............................         123,449          128,870
  Independent general partners ................           2,973            3,127
  Limited partners (12,310 Units
    issued and outstanding) ...................       9,963,590       10,500,075
                                                    -----------      -----------
          Total partners' capital .............      10,090,012       10,632,072
                                                    -----------      -----------
          Total liabilities and
          partners' capital ...................     $11,727,896      $11,976,122
                                                    ===========      ===========

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)
                                                        1995           1994
                                                    -----------     -----------
Investment income:

  Income from enhanced yield investments ......     $    51,139     $    68,394
  Interest from temporary cash investments ....             315           4,063
                                                    -----------     -----------
    Total investment income ...................          51,454          72,457
                                                    -----------     -----------
Expenses:

  Management fee ..............................          59,113          65,261
  Deferred incentive fee ......................            --          (235,494)
  Interest expense ............................          29,657           7,500
  Independent general partner fees ............          15,750          14,250
  Mailing and printing expenses ...............          11,525           8,566
  Administrative fees .........................           5,280           5,295
  Professional fees ...........................           3,486           7,559
                                                    -----------     -----------
    Total expenses ............................         124,811        (127,063)
                                                    -----------     -----------
Net investment income (loss) ..................         (73,357)        199,520
                                                    -----------     -----------
Unrealized appreciation of enhanced
  yield investments:
  End of period ...............................         691,587       1,569,229
  Beginning of period .........................       1,160,290       2,065,781
                                                    -----------     -----------
    Decrease in unrealized appreciation .......        (468,703)       (496,552)
                                                    -----------     -----------
    Total decrease in partners'
      capital from operations .................     $  (542,060)    $  (297,032)
                                                    ===========     ===========

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                  (UNAUDITED)
                                                      INDEPENDENT
                                            MANAGING    GENERAL      LIMITED
                                TOTAL       PARTNER     PARTNERS     PARTNERS
                            ------------   ---------  -----------  ------------
Partners' capital,
   December 31, 1994 .....  $ 10,632,072   $ 128,870    $ 3,127    $ 10,500,075
                            ------------   ---------    -------    ------------
Investment activities:
   Investment income .....        51,454         514         14          50,926
   Expenses ..............       124,811       1,248         35         123,528
                            ------------   ---------    -------    ------------
     Net investment loss..       (73,357)       (734)       (21)        (72,602)

Decrease in unrealized
   appreciation of
   enhanced yield
   investments ...........      (468,703)     (4,687)      (133)       (463,883)
                            ------------   ---------    -------    ------------
Net decrease in
   partners' capital .....      (542,060)     (5,421)      (154)       (536,485)
                            ------------   ---------    -------    ------------
Partners' capital,
   March 31, 1995 ........  $ 10,090,012   $ 123,449    $ 2,973    $  9,963,590
                            ============   =========    =======    ============

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 1994
                                  (UNAUDITED)

<CAPTAION>
                                                                                                   INDEPENDENT
                                                                                  MANAGING           GENERAL            LIMITED
                                                               TOTAL              PARTNER            PARTNERS           PARTNERS
                                                            ------------          ---------        -----------        ------------
Partners' capital,
   December 31, 1993 ............................           $ 11,638,278          $ 146,332           $ 3,411         $ 11,488,535
                                                            ------------          ---------           -------         ------------
Investment activities:
   Investment income ............................                 72,457                724                20               71,713
   Expenses .....................................               (127,063)            (1,271)              (36)            (125,756)
                                                            ------------          ---------           -------         ------------
     Net investment income ......................                199,520              1,995                56              197,469

Decrease in unrealized appre-
   ciation of enhanced
   yield investments ............................               (496,552)           (12,365)             (139)            (484,048)
                                                            ------------          ---------           -------         ------------
Net decrease in partners'
   Capital ......................................               (297,032)           (10,370)              (83)            (286,579)
                                                            ------------          ---------           -------         ------------
Partners' capital,
   March 31, 1994 ...............................           $ 11,341,246          $ 135,962           $ 3,328         $ 11,201,956
                                                            ============          =========           =======         ============

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)
                                                            1995        1994
                                                         ---------    ---------
Cash flows from operating activities:
         Interest and dividends received .............   $  56,348    $  47,413
         Cash paid to management company,
           general partners and suppliers ............    (130,977)    (133,589)
                                                         ---------    ---------
           Net cash used by operating activities .....     (74,629)     (86,176)
                                                         ---------    ---------
Cash flows from investing activities:
         Purchases of enhanced yield investments .....    (275,000)    (119,000)
         Repayments of enhanced yield investments ....     120,536       24,900
                                                         ---------    ---------
           Net cash used by investing activities .....    (154,464)     (94,100)
                                                         ---------    ---------
Cash flows from financing activities:
  Advances from bank .................................     331,500         --
  Repayments to bank .................................     (31,500)        --
                                                         ---------    ---------
    Net cash provided by financing activities ........     300,000         --
                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents .      70,907     (180,276)

Cash and cash equivalents at
         beginning of period .........................      19,265      594,839
                                                         ---------    ---------
Cash and cash equivalents at end
         of period ...................................   $  90,172    $ 414,563
                                                         =========    =========

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)
                                  (CONTINUED)
                                                          1995          1994
                                                        ---------     ---------
Reconciliation of decrease in partners'
  capital from operations to net cash used by operating activities:

Decrease in partners' capital from operations .....     $(542,060)    $(297,032)

          Adjustments to reconcile decrease in
           partners' capital from operations to
           net cash used by operating activities:
           Decrease in unrealized appreciation
            of enhanced yield investments .........       468,703       496,552
           Decrease (increase) in accrued
            interest receivable ...................         4,894
           Decrease in accounts payable ...........        (7,926)      (25,158)
           Increase in due to management company ..         1,760          --
           Decrease in deferred incentive fee .....          --        (235,494)
                                                        ---------     ---------
Net cash used by operating activities .............     $ (74,629)    $ (86,176)
                                                        =========     =========

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                       SELECTED PER UNIT DATA AND RATIOS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)
                                                            1995        1994
                                                          -------      -------
Investment income ..................................      $  4.14      $  5.83
Expenses ...........................................        10.04       (10.21)
                                                          -------      -------
Net investment income (loss) .......................        (5.90)       16.04
Decrease in unrealized appreciation
   of enhanced yield investments ...................       (37.68)      (39.32)
                                                          -------      -------
Net decrease in partners' capital from
   operations ......................................       (43.58)      (23.28)
Partners' capital, beginning of period .............       852.97       933.27
                                                          -------      -------
Partners' capital, end of period ...................      $809.39      $909.99
                                                          =======      =======
Ratio of expenses to average partners' capital .....         1.21%       (1.11)%
Ratio of net investment income (loss) to average
   partners' capital ...............................        (0.71)%       1.74%

Ratio of total decrease in partners' capital
   from operations to average partners' capital ....        (5.24)%      (2.53)%

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                 MARCH 31, 1995
                                  (UNAUDITED)

                                                                               DATE OF
   PORTFOLIO COMPANY                                                     INITIAL INVESTMENT             COST              FAIR VALUE
   -----------------                                                     ------------------          ----------           ----------
Artegraft, Inc.                                                              January 1993
  - 12% senior term promissory note,
    due 1994-1997 ....................................................                               $  325,700           $  325,700
  - 12% junior term promissory note,
    due 1997 .........................................................                                  250,000              250,000
  - Warrant to buy up to 1,000 shares of
    common stock at $.01 per share
    through December 31, 2002 ........................................                                       10               63,325
  - Warrant to buy up to 4,000 shares
    of common stock at $25 per share
    through December 31, 2002 ........................................                                       40              186,675

Champion Healthcare Corporation (AMEX-CHC)                                    April 1991
  - 52,752 shares of common stock ....................................                                   46,463              342,888
  - 831,177 shares of Series A convertible
    preferred stock ..................................................                                  831,177            1,415,109
  - 10,538 shares of Series B convertible
    preferred stock ..................................................                                  124,356              137,000
  - 1,300 shares of Series C convertible
    preferred stock ..................................................                                   23,400               23,400
  - Warrants to buy up to 1,894 shares of
    common stock at $5.90 through June 1999 ..........................                                     --                  1,136

CMC Holdings, Inc.                                                           November 1992
  - 74,000 shares of common stock ....................................                                   74,000                 --
  - 148,000 shares of Series A cumulative
    preferred stock ..................................................                                  148,000                 --
  - 11% subordinated debentures, due 1997-1999 .......................                                1,776,000              999,000
  - 12% promissory note, due 1997-1999 ...............................                                  400,000              400,000

Drypers Corporation (NASDAQ-DYPR)                                              July 1991
  - 224,344 shares of common stock ...................................                                1,309,000            1,637,712
  - Warrants to buy up to 1,357
    shares of common stock at $4
    per share through June 30, 1998 ..................................                                     --                  4,478

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                 MARCH 31, 1995
                                  (UNAUDITED)
                                  (CONTINUED)

                                                                               DATE OF
   PORTFOLIO COMPANY                                                     INITIAL INVESTMENT             COST              FAIR VALUE
   -----------------                                                     ------------------          ----------           ----------
Garden Ridge Corporation (NASDAQ-GRDG)                                         July 1992
  - 69,187 shares of common stock ....................................                               $  100,029           $  553,500
  - 14,802 shares of 8% cumulative
    preferred stock ..................................................                                   88,812               88,812
  - Prime + 3%, minimum 9.5%
    subordinated notes, due 1998-2002 ................................                                  363,233              363,233
  - 12% senior subordinated note, due 1998-2000 ......................                                  166,680              166,680
  - Warrants to buy up to 7,501 shares of
    common stock at $6.67 per share through
    December 15, 2003 ................................................                                     --                 10,002

Independent Gas Company Holdings, Inc.                                       February 1991
  - 14,962 shares of common stock ....................................                                   20,447               20,447
  - 1,281 shares of 9% Series A preferred stock ......................                                1,284,530            1,284,530
  - 170 shares of Series C preferred stock ...........................                                  170,000              170,000
  - 10% bridge loan due 1995 .........................................                                   45,100               45,100

Industrial Equipment Rentals, Inc.                                             June 1993
  - 91,115 shares of common stock ....................................                                      911                  911
  - 2,685 shares of 6% cumulative junior
    preferred stock ..................................................                                  268,500              268,500
  - 12% subordinated debenture, due 2003 .............................                                  538,889              538,889

Maxim Engineers, Inc.                                                          March 1991
  - 15,531 shares of common stock ....................................                                   15,531               65,531
  - 1,500,000 shares of 10% cumula-
    tive, convertible preferred stock ................................                                1,500,000            1,950,000

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                 MARCH 31, 1995
                                  (UNAUDITED)
                                  (CONTINUED)

                                                                               DATE OF
   PORTFOLIO COMPANY                                                     INITIAL INVESTMENT             COST              FAIR VALUE
   -----------------                                                     ------------------         -----------          -----------
Medifit of America, Inc.                                                   September 1992
  - 190,476 shares of Series D preferred
     stock ...........................................................                              $ 1,000,000          $   250,000
  - Warrant to buy up to 9,054 shares
    of common stock at $3.75 per share
    through January 1, 1998 ..........................................                                      163                 --
  - Warrant to buy up to 76,379 shares
    of common stock at $.01 per share
    through January 1, 1998 ..........................................                                     --                   --
                                                                                                    -----------          -----------
      Total ..........................................................                              $10,870,971          $11,562,558
                                                                                                    ===========          ===========

      All of the Partnership's Enhanced Yield Investments are restricted from public sale without prior registration under the Securities Act of 1933. The Partnership negotiates certain aspects of the method and timing of the disposition of the Partnership's Enhanced Yield Investments in each portfolio company, including registration rights and related costs. In connection with the investments in Champion Healthcare Corporation, CMC Holdings, Inc., Independent Gas Company Holdings, Inc., Industrial Equipment Rentals, Inc., Maxim Engineers, Inc. and Medifit of America, Inc., rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Partnership does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

      As defined in the Investment Company Act of 1940, the Partnership is considered to have controlling interest in CMC Holdings, Inc., Industrial Equipment Rentals, Inc. and Maxim Engineers, Inc. The fair value of the Partnership's investments in Champion Healthcare Corporation and Drypers Corporation include discounts from the closing market price of $476,827 and $411,904 to reflect the effects of restrictions on the sale of such securities at March 31, 1995. Income was earned in the amount of $20,178 and $51,087 for the three months ended March 31, 1995, and 1994, respectively, on Enhanced Yield Investments of companies in which the Partnership has a controlling interest.

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                 MARCH 31, 1995
                                  (UNAUDITED)
                                  (CONTINUED)

      As defined in the Investment Company Act of 1940, all of the Partnership's investments are in eligible Enhanced Yield Investments. The Partnership provides significant managerial assistance to all of the Portfolio Companies in which it has invested except Artegraft, Inc. and Medifit of America, Inc. The Partnership provides significant managerial assistance to Portfolio Companies that comprise 90% of the total value of the Enhanced Yield Investments.

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

(1)   ORGANIZATION AND BUSINESS PURPOSE

      Equus Capital Partners, L.P. (the "Partnership"), a Delaware limited partnership, completed the sale of 12,310 units of limited partners' interest ("Units") to 1,428 limited partners as of December 31, 1990. Each Unit required a capital contribution to the Partnership of $1,000 less applicable selling commission discounts and may not be sold, transferred or assigned without the consent of Equus Capital Corporation, a Delaware corporation (the "Managing Partner"), which consent may not be unreasonably withheld. Subscriptions for Units were first accepted at the initial closing on October 6, 1989, and subsequent quarterly closings were held through the final closing effective December 31, 1990.

      The Partnership seeks to achieve current income and capital appreciation principally by making investments in securities consisting primarily of subordinated debt and related equity securities issued by companies to raise capital or in connection with leveraged buyouts or recapitalizations ("Enhanced Yield Investments"). The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership will terminate no later than December 31, 1999, subject to the right of the Independent General Partners to extend the term for up to four additional years if they determine that such extension is in the best interest of the Partnership.

(2)   MANAGEMENT

      The Partnership has four general partners, consisting of the Managing Partner and three independent, individual general partners (the "Independent General Partners"). As compensation for services rendered to the Partnership, each Independent General Partner receives an annual fee of $15,000 and a fee of $1,500 for each meeting of the Independent General Partners attended. Pursuant to the Partnership agreement, the Managing Partner has made a general partner's capital contribution to the Partnership of $125,316, or approximately one percent of the Partnership's contributed capital, and each Independent General Partner has made a capital contribution of $1,000.

      The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. During the three months ended March 31, 1994, the Partnership reversed the accrual of all deferred incentive fees, due to an increase in the accrued priority return and a decrease in net unrealized appreciation on Enhanced Yield Investments, resulting in a reduction of investment expense in the amount of $235,494 in the Statements of Operations for such period. The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. The Management Company also has management agreements with the Managing Partner and Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund, L.P. ("EEAF"), a Delaware limited partnership.

      The Managing Partner is controlled by the Management Company which in turn is controlled by a privately owned corporation. The Managing Partner is also the managing general partner of EEAF and is a subordinated investment advisor to EQS.

(3)   SIGNIFICANT ACCOUNTING POLICIES

      Valuation of Investments - Enhanced Yield Investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of partners' capital. Cost is used to approximate fair value until significant developments affecting an Enhanced Yield Investment provide a basis for use of an appraisal valuation. Thereafter, Enhanced Yield Investments are carried at appraised values as determined quarterly by the Managing Partner, subject to the approval of the Independent General Partners. The fair value of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial condition of the issuer. Because of the inherent uncertainty of the valuation of Enhanced Yield Investments which do not have readily ascertainable market values, the Managing Partner's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for such investments. Appraised values do not reflect brokers' fees, other normal selling costs or management incentive fees which might become payable on disposition of such investments. Such management incentive fees are recorded in total in the Partnership's Financial Statements. (See Note 2).

      Investment Transactions - Investment transactions are recorded on the accrual method. Realized gains and losses on investments sold are computed on a specific identification basis.

      Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns.

      Cash Flows - For purposes of the Statements of Cash Flows, the Partnership considers all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

(4)   ALLOCATIONS AND DISTRIBUTIONS

      The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $3,285,499 and $2,051,785 at March 31, 1995 and 1994, respectively, is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to
                                      -13-

the partners' capital accounts as if it were realized.

      Income from any source other than Enhanced Yield Investments is generally allocated to the partners in proportion to the partners' capital contributions. Indirect expenses of the Partnership are allocated between Enhanced Yield Investments and Temporary Investments on a pro rata basis based on the average assets from each type of investment.

      Subject to certain provisions in the Partnership agreement, net investment income and gains and losses on investments are generally allocated between the general partners and the limited partners on the same basis as cash distributions.

(5)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money money market accounts earning interest at 3.69% at March 31, 1995.

(6)   ENHANCED YIELD INVESTMENTS

      The Partnership made follow-on investments of $275,000 and $119,000 in Enhanced Yield Investments of one company during the three months ended March 31, 1995 and 1994, respectively.

(7)   NOTE PAYABLE

      On March 31, 1994, the Partnership entered into a $1,500,000 revolving line of credit note payable with a bank. On March 15, 1995, the line of credit was increased to $1,750,000. This prime rate line of credit is used to fund the Partnership's follow-on investments. The prime rate was 9.0% at March 31, 1995. On March 31, 1995 and December 31, 1994, the Partnership had $1,600,000 and $1,300,000, respectively, outstanding under such line of credit, which is due September 30, 1995. The line of credit is secured by the Partnership's investment in Drypers Corporation and Champion Healthcare Corporation. The average daily balance outstanding on such line of credit during the three months ended March 31, 1995 was $1,314,017.

(8)   COMMITMENTS AND CONTINGENCIES

      The Partnership has committed to invest, under certain circumstances, an additional $50,000 in Garden Ridge Corporation and $300,000 in Maxim Engineers, Inc ("Maxim").

(9)   SUBSEQUENT EVENT

      On May 9, 1995, Garden Ridge Corporation effected a 4.5-for-1 stock split of its outstanding common stock in connection with an initial public offering ("IPO") of its common stock. The number of shares held by the Partnership has been adjusted to reflect such stock split as of March 31, 1995. The common stock of Garden Ridge Corporation was issued at $15 per share in the IPO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      The initial closing of the sale of units of limited partners' interests ("Units") was completed on October 6, 1989, and additional quarterly closings were held through December 31, 1990. The Partnership's total contributed capital was $12,435,691, consisting of $12,307,375 (net of $2,625 in selling commission discounts on sales to affiliates) for 12,310 Units from 1,428 limited partners, $125,316 from the Managing Partner and $3,000 from the Independent General Partners. Net proceeds to the Partnership, after payment of selling commissions and wholesale marketing assistance fees of $1,228,375 and payment of $615,500 as reimbursement of offering costs, were $10,591,816.

      At March 31, 1995, the Partnership had $10,870,971 (at cost) invested in Enhanced Yield Investments of nine companies, and had committed to invest up to an additional $350,000 in the Enhanced Yield Investments of two existing Portfolio Companies under certain conditions.

      At March 31, 1995, the Partnership had $90,172 invested in cash and temporary cash investments, consisting of money market securities. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments or borrowings. At March 31, 1995, the Partnership has a $1,750,000, prime rate, revolving line of credit with a bank, to be used to fund Follow-on Investments. The Partnership had $1,600,000 and $1,300,000 outstanding under such line of credit at March 31, 1995 and December 31, 1994, respectively, which is due on September 30, 1995. Management believes that temporary cash investments, proceeds from existing Enhanced Yield Investments and the revolving line of credit provide the Partnership with the liquidity necessary to pay for operating costs and expenses and for certain Follow-on Investments.

      Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSES

      Net investment income (loss) after all expenses amounted to $(73,357) and $199,520 for the three months ended March 31, 1995 and 1994, respectively. The decrease from 1994 was primarily due to The reversal of $235,494 of deferred incentive fees recorded in 1994. The Partnership earned $51,139 and $68,394 in income from Enhanced Yield Investments during the three months ended March 31, 1995, and 1994, respectively. The decrease in 1995 was due primarily to a decrease in the amounts invested in Enhanced Yield Investments bearing current yields and a reserve against the accrued interest receivable related to the Partnership's investment in one company.

      The Management Company receives a management fee equal to 2.5% of the Available Capital, as defined. Such fee amounted to $59,113 and $65,261 for the three months ended March 31, 1995, and 1994, respectively. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $3,285,499 and $2,051,785 at March 31, 1995 and 1994, respectively. During 1994, the Partnership reversed the accrual of all deferred incentive fees, due to an increase in the accrued priority return and a decrease in net unrealized appreciation on Enhanced Yield Investments, resulting in a reduction of investment expense in the amount of $235,494 in the Statements of Operations for the three months ended March 31, 1994. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

UNREALIZED GAINS ON ENHANCED YIELD INVESTMENTS

      Unrealized appreciation on Enhanced Yield Investments decreased by $468,703 during the three months ended March 31, 1995. Such net decrease resulted from the increase of $140,690 in the estimated fair value of Enhanced Yield Investments of one company and the decrease of $609,393 in the estimated fair value of Enhanced Yield Investments of one company.

      Unrealized appreciation of Enhanced Yield Investments decreased $496,552 during the three months ended March 31, 1994. Such decrease resulted from the decrease in the estimated fair value of Enhanced Yield Investments of one company.

DISTRIBUTIONS

      The Partnership made no cash distributions during the three months ended March 31, 1995 or 1994. Cumulative cash distributions to limited partners from inception to March 31, 1995, were $873,297, or $75.53 per weighted average number of Units outstanding.

ENHANCED YIELD INVESTMENTS

      During the three months ended March 31, 1995 and 1994, the Partnership made follow on investments of $275,000 and $119,000, respectively in CMC Holdings Inc. in the form of 12% and 11% promissory notes.

      Of the companies in which the Partnership has investments at March 31, 1995, only Champion Healthcare Corporation and Drypers Corporation are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

SUBSEQUENT EVENT

      On May 9, 1995, Garden Ridge Corporation effected a 4.5-for-1 stock split of its outstanding common stock in connection with an initial public offering ("IPO") of its common stock. The number of shares held by the Partnership has been adjusted to reflect such stock split as of March 31, 1995. The common stock of Garden Ridge Corporation was issued at $15 per share in IPO.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            None

        (b) REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Partnership during the period for which this report is filed.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date  May 11, 1995            EQUUS CAPITAL PARTNERS, L.P.
                              By:  Equus Capital Corporation
                              Managing General Partner

                              /s/ NOLAN LEHMANN
                              --------------------------------------------------
                              Nolan Lehmann
                              President and Principal Financial
                              and Accounting Officer