Form 10-Q
period 1995-06-30
EQUUS CAPITAL PARTNERS LP
filed 1995-08-10
CIK 843626

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended June 30, 1995

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

As of June 30, 1995, 12,278 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at June 30, 1995 was $801.47. There is no established market for such Units.
                  Documents incorporated by reference: None.

                          EQUUS CAPITAL PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                      INDEX

                                                                          PAGE
PART I. FINANCIAL INFORMATION                                             ----

       Item 1. Financial Statements

               Statements of Assets, Liabilities and Partners' Capital

               - June 30, 1995 and December 31, 1994 ......................  1

               Statements of Operations

               - For the three months ended June 30, 1995 and 1994 ........  2
               - For the six months ended June 30, 1995 and 1994 ..........  3

               Statements of Changes in Partners' Capital

               - For the six months ended June 30, 1995 ...................  4
               - For the six months ended June 30, 1994 ...................  5

               Statements of Cash Flows

               - For the six months ended June 30, 1995 and 1994 ..........  6

               Selected Per Unit Data and Ratios

               - For the six months ended June 30, 1995 and 1994 ..........  8

               Schedule of Enhanced Yield Investments

               - June 30, 1995 ............................................  9

               Notes to Financial Statements .............................. 12

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations .................................. 16

PART II.       OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K ........................... 18

SIGNATURE  ................................................................ 18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EQUUS CAPITAL PARTNERS, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                       JUNE 30, 1995 AND DECEMBER 31, 1994
                                   (UNAUDITED)
                                                       1995              1994
                                                    -----------      -----------
ASSETS

Enhanced yield investments, at fair
  value (cost of $10,277,606 and
  $10,716,507, respectively) .................      $10,909,976      $11,876,797
Temporary cash investments, at cost
  which approximates fair value ..............           24,341           13,589
Cash .........................................            1,049            5,676
Accounts receivable ..........................            8,030             --
Accrued interest receivable ..................           65,409           80,060
                                                    -----------      -----------
          Total assets .......................      $11,008,805      $11,976,122
                                                    ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable ...........................      $     4,300      $    44,050
  Note payable ...............................        1,013,000        1,300,000
                                                    -----------      -----------
          Total liabilities ..................        1,017,300        1,344,050
                                                    -----------      -----------
Commitments and contingencies

Partners' capital:
  Managing general partner ...................          122,464          128,870
  Independent general partners ...............            2,945            3,127
  Limited partners (12,310 Units
    issued and outstanding) ..................        9,866,096       10,500,075
                                                    -----------      -----------
          Total partners' capital ............        9,991,505       10,632,072
                                                    -----------      -----------
          Total liabilities and
          partners' capital ..................      $11,008,805      $11,976,122
                                                    ===========      ===========

              The accompanying notes are an integral part of these
                              financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (UNAUDITED)
                                                        1995           1994
                                                     ---------      -----------
Investment income:

  Income from enhanced yield investments .......     $  70,125      $    82,554
  Interest from temporary cash investments .....           913            2,388
                                                     ---------      -----------
    Total investment income ....................        71,038           84,942
                                                     ---------      -----------
Expenses:

  Management fee ...............................        58,740           61,075
  Interest expense .............................        30,287            6,921
  Independent general partners fees ............        15,750           15,750
  Mailing and printing expenses ................        (7,106)           5,752
  Administrative fees ..........................         5,280            5,280
  Professional fees ............................         7,384            2,447
                                                     ---------      -----------
    Total expenses .............................       110,335           97,225
                                                     ---------      -----------
Net investment loss ............................       (39,297)         (12,283)
                                                     ---------      -----------
Realized gain on sale of enhanced
  yield investment .............................             7             --
                                                     ---------      -----------
Unrealized appreciation of
  enhanced yield investments:
   End of period ...............................       632,370        1,366,108
   Beginning of period .........................       691,587        1,569,229
                                                     ---------      -----------
    Decrease in unrealized appreciation ........       (59,217)        (203,121)
                                                     ---------      -----------
    Total decrease in partners'
      capital from operations ..................     $ (98,507)     $  (215,404)
                                                     =========      ===========

              The accompanying notes are an integral part of these
                              financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (UNAUDITED)
                                                        1995           1994
                                                    -----------     -----------
Investment income:

  Income from enhanced yield investments .......    $   121,264     $   150,949
  Interest from temporary cash investments .....          1,228           6,450
                                                    -----------     -----------
    Total investment income ....................        122,492         157,399
                                                    -----------     -----------
Expenses:

  Management fee ...............................        117,853         126,336
  Deferred incentive fee .......................           --          (235,494)
  Interest expense .............................         59,944          14,421
  Independent general partners fees ............         31,500          30,000
  Mailing and printing expenses ................          4,419          14,318
  Administrative fees ..........................         10,560          10,575
  Professional fees ............................         10,870          10,006
                                                    -----------     -----------
    Total expenses .............................        235,146         (29,838)
                                                    -----------     -----------
Net investment income (loss) ...................       (112,654)        187,237
                                                    -----------     -----------
Realized gain on sale of enhanced
  yield investment .............................              7            --
                                                    -----------     -----------
Unrealized appreciation of enhanced
 yield investments:
  End of period ................................        632,370       1,366,108
  Beginning of period ..........................      1,160,290       2,065,781
                                                    -----------     -----------
    Decrease in unrealized appreciation ........       (527,920)       (699,673)
                                                    -----------     -----------
    Total decrease in partners'
      capital from operations ..................    $  (640,567)    $  (512,436)
                                                    ===========     ===========

                 The accompanying notes are an integral part of
                           these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                   (UNAUDITED)
                                                                   INDEPENDENT
                                            MANAGING    GENERAL      LIMITED
                               TOTAL        PARTNER     PARTNERS     PARTNERS
                           ------------    ---------    -------    ------------
Partners' capital,
   December 31, 1994 ...   $ 10,632,072    $ 128,870    $ 3,127    $ 10,500,075
                           ------------    ---------    -------    ------------
Investment activities:
   Investment income ...        122,492        1,225         35         121,232
   Expenses ............        235,146        2,352         67         232,727
                           ------------    ---------    -------    ------------
     Net investment loss       (112,654)      (1,127)       (32)       (111,495)

Realized gain on
   sale of enhanced
   yield investments ...              7         --         --                 7

Decrease in unrealized
   appreciation of
   enhanced yield
   investments .........       (527,920)      (5,279)      (150)       (522,491)
                           ------------    ---------    -------    ------------
Net decrease in
   partners' capital ...       (640,567)      (6,406)      (182)       (633,979)
                           ------------    ---------    -------    ------------
Partners' capital,
   June 30, 1995 .......   $  9,991,505    $ 122,464    $ 2,945    $  9,866,096
                           ============    =========    =======    ============

                 The accompanying notes are an integral part of
                           these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1994
                                   (UNAUDITED)
                                                                    INDEPENDENT
                                            MANAGING   GENERAL       LIMITED
                              TOTAL         PARTNER    PARTNERS      PARTNERS
                           ------------    ---------    -------    ------------
Partners' capital,
   December 31, 1993 ...   $ 11,638,278    $ 146,332    $ 3,411    $ 11,488,535
                           ------------    ---------    -------    ------------
Investment activities:
   Investment income ...        157,399        1,574         45         155,780
   Expenses ............        (29,838)        (298)        (8)        (29,532)
                           ------------    ---------    -------    ------------
     Net investment
       income ..........        187,237        1,872         53         185,312

Decrease in unrealized
   appreciation of
   enhanced yield
   investments .........       (699,673)     (14,396)      (197)       (685,080)
                           ------------    ---------    -------    ------------
Net decrease in
   partners' capital ...       (512,436)     (12,524)      (144)       (499,768)
                           ------------    ---------    -------    ------------
Partners' capital,
   June 30, 1994 .......   $ 11,125,842    $ 133,808    $ 3,267    $ 10,988,767
                           ============    =========    =======    ============

                 The accompanying notes are an integral part of
                           these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (UNAUDITED)
                                                          1995           1994
                                                       ---------      ---------
Cash flows from operating activities:
  Interest and dividends received ................     $ 129,113      $  90,768
  Cash paid to management company,
    general partners and suppliers ...............      (274,896)      (244,080)
                                                       ---------      ---------
       Net cash used by operating activities .....      (145,783)      (153,312)
                                                       ---------      ---------
Cash flows from investing activities:
  Purchases of enhanced yield investments ........      (325,260)      (675,272)
  Sale and redemption of enhanced
    yield investments ............................        88,819           --
  Repayments of enhanced yield investments .......       675,349         41,500
                                                       ---------      ---------
       Net cash provided (used) by
         investing activities ....................       438,908       (633,772)

Cash flows from financing activities:
  Advances from bank .............................       394,500        400,000
  Repayments to bank .............................      (681,500)      (100,000)
                                                       ---------      ---------
       Net cash provided (used) by
         financing activities ....................      (287,000)       300,000

Net increase (decrease) in cash
  and cash equivalents ...........................         6,125       (487,084)

Cash and cash equivalents at
  beginning of period ............................        19,265        594,839
                                                       ---------      ---------
Cash and cash equivalents at end
  of period ......................................     $  25,390      $ 107,755
                                                       =========      =========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (UNAUDITED)
                                   (CONTINUED)

                                                         1995           1994
                                                       ---------      ---------
Reconciliation of decrease in partners'
  capital from operations to net cash used by operating activities:

Decrease in partners' capital from operations ....     $(640,567)     $(512,436)

   Adjustments to reconcile decrease in
     partners' capital from operations to
     net cash used by operating activities:
      Realized gain on sale of enhanced
        yield investments ........................            (7)          --

      Increase in accounts receivable ............        (8,030)          --
      Decrease in unrealized appreciation
        of enhanced yield investments ............       527,920        699,673
      Decrease (increase) in accrued
        interest receivable ......................        14,651        (66,631)
      Decrease in accounts payable ...............       (39,750)       (38,424)
      Decrease in deferred incentive fee .........          --         (235,494)
                                                       ---------      ---------
Net cash used by operating activities ............     $(145,783)     $(153,312)
                                                       =========      =========

                 The accompanying notes are an integral part of
                           these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                        SELECTED PER UNIT DATA AND RATIOS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (UNAUDITED)

                                                         1995         1994
                                                        -------      -------
Investment income ....................................  $  9.85      $ 12.65

Expenses .............................................    18.91        (2.40)
                                                        -------      -------
Net investment income (loss) .........................    (9.06)       15.05

Decrease in unrealized appreciation
   of enhanced yield investments .....................   (42.44)      (55.65)
                                                        -------      -------
Net decrease in partners' capital from
   operations ........................................   (51.50)      (40.60)

Partners' capital, beginning of period ...............   852.97       933.27
                                                        -------      -------
Partners' capital, end of period .....................  $801.47      $892.67
                                                        =======      =======
Ratio of expenses to average partners' capital .......     2.29%       (0.26)%

Ratio of net investment income (loss) to average
   partners' capital .................................    (1.09)%       1.65%

Ratio of total decrease in partners' capital
   from operations to average partners' capital ......    (6.23)%      (4.45)%

                 The accompanying notes are an integral part of
                           these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                  JUNE 30, 1995
                                   (UNAUDITED)

                                                  Date Of
   Portfolio Company                          Initial Investment                Cost       Fair Value
   -----------------                          ------------------             -----------   ----------
Artegraft, Inc.                                  January 1993
  - 12% senior term promissory note,
    due 1994-1997 .......................................................    $  300,800    $  300,800
  - 12% junior term promissory note,
    due 1997 ............................................................       250,000       250,000
  - Warrant to buy up to 1,000 shares of
     common stock at $.01 per share
     through December 31, 2002 ..........................................            10        63,325
  - Warrant to buy up to 4,000 shares
     of common stock at $25 per share
     through December 31, 2002 ..........................................            40       186,675

Champion Healthcare Corporation (AMEX - CHC)       April 1991
  - 52,752 shares of common stock .......................................        46,463       316,512
  - 831,177 shares of Series A convertible
     preferred stock ....................................................       831,177     1,306,254
  - 10,538 shares of Series B convertible
     preferred stock ....................................................       124,356       126,462
  - 1,300 shares of Series C convertible
     preferred stock ....................................................        23,400        23,400
  - Warrants to buy up to 1,894 shares of
     common stock at $5.90 through June 1999 ............................          --             189

CMC Holdings, Inc.                                November 1992
  - 74,000 shares of common stock .......................................        74,000          --
  - 148,000 shares of Series A cumulative
     preferred stock ....................................................       148,000          --
  - 11% subordinated debentures, due 1997-1999 ..........................     1,776,000       225,000
  - 12% promissory note, due 1997-1999 ..................................       400,000       400,000

Drypers Corporation (NASDAQ - DYPR)                 July 1991
  - 224,344 shares of common stock ......................................     1,309,000     1,346,064
  - Warrants to buy up to 1,357
     shares of common stock at $4
     per share through June 30, 1998 ....................................          --           2,714

                 The accompanying notes are an integral part of
                           these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                  JUNE 30, 1995
                                   (UNAUDITED)
                                   (CONTINUED)

                                                  Date Of
   Portfolio Company                          Initial Investment                Cost       Fair Value
   -----------------                          ------------------             -----------   ----------
Garden Ridge Corporation (NASDAQ - GRDG)         July 1992
  - 76,688 shares of common stock .......................................    $   150,039    $ 1,518,423

Independent Gas Company Holdings, Inc.           February 1991
  - 14,962 shares of common stock .......................................         20,447         20,447
  - 1,281 shares of 9% Series A preferred stock .........................      1,284,530      1,284,530
  - 170 shares of Series C preferred stock ..............................        170,000        170,000
  - 10% bridge loan, due 1995 ...........................................         45,100         45,100

Industrial Equipment Rentals, Inc.               June 1993
  - 91,115 shares of common stock .......................................            911            911
  - 2,685 shares of 6% cumulative junior
   preferred stock ......................................................        268,500        268,500
  - 12% subordinated debenture, due 2003 ................................        538,889        538,889

Maxim Technologies, Inc.                         March 1991
  - 59,875 shares of common stock .......................................         15,781         65,781
  - 2,200,000 shares of 10% cumula-
     tive convertible preferred stock ...................................      1,500,000      2,200,000

Medifit of America, Inc.                         September 1992
  - 190,476 shares of Series D preferred
     stock ..............................................................      1,000,000        250,000
  - Warrant to buy up to 9,054 shares
     of common stock at $3.75 per share
     through January 1, 1998 ............................................            163           --
  - Warrant to buy up to 76,379 shares
     of common stock at $.01 per share
     through January 1, 1998 ............................................           --             --
                                                                             -----------    -----------
      Total .............................................................    $10,277,606    $10,909,976
                                                                             ===========    ===========

                 The accompanying notes are an integral part of
                           these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                  JUNE 30, 1995
                                   (UNAUDITED)
                                   (CONTINUED)

      Substantially all of the Partnership's Enhanced Yield Investments are restricted from public sale without prior registration under the Securities Act of 1933. The Partnership negotiates certain aspects of the method and timing of the disposition of the Partnership's Enhanced Yield Investments in each portfolio company, including registration rights and related costs. In connection with the investments in Champion Healthcare Corporation, CMC Holdings, Inc., Independent Gas Company Holdings, Inc., Industrial Equipment Rentals, Inc., Maxim Technologies, Inc. and Medifit of America, Inc., rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Partnership does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

      As defined in the Investment Company Act of 1940, the Partnership is considered to have controlling interest in CMC Holdings, Inc., Industrial Equipment Rentals, Inc. and Maxim Technologies, Inc. The fair value of the Partnership's investments in Champion Healthcare Corporation, Drypers Corporation and Garden Ridge Corporation include discounts from the closing market price of $440,148, $338,552 and $379,606 to reflect the effects of restrictions on the sale of such securities at June 30, 1995. Income was earned in the amount of $40,550 and $115,838 for the six months ended June 30, 1995, and 1994, respectively, on Enhanced Yield Investments of companies in which the Partnership has a controlling interest.

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

                          EQUUS CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994
                                   (UNAUDITED)

(1)   ORGANIZATION AND BUSINESS PURPOSE

      Equus Capital Partners, L.P. (the "Partnership"), a Delaware limited partnership, completed the sale of 12,310 units of limited partners' interest ("Units") to over 1,400 limited partners as of December 31, 1990. Each Unit required a capital contribution to the Partnership of $1,000 less applicable selling commission discounts and may not be sold, transferred or assigned without the consent of Equus Capital Corporation, a Delaware corporation (the "Managing Partner"), which consent may not be unreasonably withheld. Subscriptions for Units were first accepted at the initial closing on October 6, 1989, and subsequent quarterly closings were held through the final closing effective December 31, 1990.

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

      The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. No deferred incentive fees were recorded in 1995. During the six months ended June 30, 1994, the Partnership reversed the accrual of all deferred incentive fees, due to an increase in the accrued priority return and a decrease in net unrealized appreciation on Enhanced Yield Investments, resulting in a reduction of investment expense in the amount of $235,494 in the Statements of Operations for such period. The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. The Management Company also has management agreements with the Managing Partner and Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund, L.P. ("EEAF"), a Delaware limited partnership.

      The Managing Partner is controlled by the Management Company which in turn is controlled by a privately owned corporation. The Managing Partner is also the managing general partner of EEAF and is a subordinated investment advisor to EQS.

(3)   SIGNIFICANT ACCOUNTING POLICIES

      Valuation of Investments - Enhanced Yield Investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of partners' capital. Investments in companies whose securities are publicly traded are valued at their quoted market price at the balance sheet date, less a discount to reflect the effects of restrictions on the sale of such securities, if applicable. Cost is used to approximate fair value until significant developments affecting an Enhanced Yield Investment provide a basis for use of an appraisal valuation. Thereafter, Enhanced Yield Investments are carried at appraised values as determined quarterly by the Managing Partner, subject to the approval of the Independent General Partners. The fair value of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial condition of the issuer. Because of the inherent uncertainty of the valuation of Enhanced Yield Investments which do not have readily ascertainable market values, the Managing Partner's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for such investments. Appraised values do not reflect brokers' fees, other normal selling costs or management incentive fees which might become payable on disposition of such investments. Such management incentive fees are recorded in total in the Partnership's Financial Statements. (See Note 2).

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

(4)   ALLOCATIONS AND DISTRIBUTIONS

      The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $3,608,822 and $2,960,698 at June 30, 1995 and December 31, 1994, respectively, is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10
                                      -13-

to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized.

      Income from any source other than Enhanced Yield Investments is generally allocated to the partners in proportion to the partners' capital contributions. Indirect expenses of the Partnership are allocated between Enhanced Yield Investments and Temporary Investments on a pro rata basis based on the average assets from each type of investment.

      Subject to certain provisions in the Partnership agreement, net investment income and losses and capital gains and losses on investments are generally allocated between the general partners and the limited partners on the same basis as cash distributions.

(5)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money money market accounts earning interest at 3.93% at June 30, 1995.

(6)   ENHANCED YIELD INVESTMENTS

      The Partnership made follow-on investments of $325,260 in Enhanced Yield Investments of three companies during the six months ended June 30, 1995.

      On May 9, 1995, Garden Ridge Corporation effected a 4.5-for-1 stock split of its outstanding common stock in connection with an initial public offering ("IPO") of its common stock. The number of shares held by the Partnership has been adjusted to reflect such stock split. In connection with the stock split, the Partnership received $7 for a fractional share which was recorded as a realized capital gain. Subsequent to the IPO, Garden Ridge Corporation redeemed $88,812 in preferred stock and repaid the $529,913 in subordinated debt held by the Partnership.

      In the six months ended June 30, 1994, the Partnership made follow-on investments of $675,272 in Enhanced Yield Investments of two companies.

(7)   NOTE PAYABLE

      On March 31, 1994, the Partnership entered into a $1,500,000 revolving line of credit note payable with a bank. On March 31, 1995, the line of credit was increased to $1,750,000. This prime rate line of credit is used to fund the Partnership's follow-on investments. The prime rate was 9.0% at June 30, 1995. On June 30, 1995 and December 31, 1994, the Partnership had $1,013,000 and $1,300,000, respectively, outstanding under such line of credit, which is due September 30, 1995. The line of credit is secured by the Partnership's investment in Drypers Corporation and Champion Healthcare Corporation. The average daily balance outstanding on such line of credit during the six months ended June 30, 1995 was $1,303,332.
                                      -14-

(8)   COMMITMENTS AND CONTINGENCIES

      The Partnership has committed to invest, under certain circumstances, an additional $100,000 in CMC Holdings, Inc.

(9)   SUBSEQUENT EVENT

      Subsequent to June 30, 1995, the Partnership, in connection with its commitment in note 8 above, invested $20,000 in CMC Holdings, Inc. in exchange for an 8% promissory note.
                                      -15-

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

      At June 30, 1995, the Partnership had $10,909,976 in Enhanced Yield Investments of nine companies, and had committed to invest up to an additional $100,000 in the Enhanced Yield Investments of one existing Portfolio Company under certain conditions.

      At June 30, 1995, the Partnership had $25,390 invested in cash and temporary cash investments, consisting of money market securities. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments or borrowings. The Partnership has a $1,750,000, prime rate, revolving line of credit with a bank, to be used to fund Follow-on Investments and pay operating costs and expenses. The Partnership had $1,013,000 and $1,300,000 outstanding under such line of credit at June 30, 1995 and December 31, 1994, respectively, which is due on September 30, 1995. Management believes that temporary cash investments, proceeds from existing Enhanced Yield Investments and the revolving line of credit provide the Partnership with the liquidity necessary to pay for operating costs and expenses and for certain Follow-on Investments.

      Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in Enhanced Yield Investments of existing portfolio companies.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSES

      Net investment income (loss) after all expenses amounted to $(112,654) and $187,237 for the six months ended June 30, 1995 and 1994, respectively. The change from 1994 was primarily due to the reversal of $235,494 of deferred incentive fees recorded in 1994. The Partnership earned $121,264 and $150,949 in income from Enhanced Yield Investments during the six months ended June 30, 1995 and 1994, respectively. The decrease in 1995 was due primarily to a decrease in the amounts invested in Enhanced Yield Investments bearing current yields and a reserve against the accrued interest receivable related to the Partnership's investment in one portfolio company.

      The Management Company receives a management fee equal to 2.5% of the Available Capital, as defined. Such fee amounted to $117,853 and $126,336 for the six months ended June 30, 1995, and 1994, respectively. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The

                                      -16-

cumulative accrued priority return amounted to $3,608,822 and $2,960,698 at June 30, 1995 and December 31, 1994, respectively. No deferred incentive fees were recorded in 1995. During 1994, the Partnership reversed the accrual of all deferred incentive fees, due to an increase in the accrued priority return and a decrease in net unrealized appreciation of Enhanced Yield Investments, resulting in a reduction of investment expense in the amount of $235,494 in the Statements of Operations for the six months ended June 30, 1994. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

UNREALIZED GAINS ON ENHANCED YIELD INVESTMENTS

      Unrealized appreciation of Enhanced Yield Investments decreased by $527,920 during the six months ended June 30, 1995. Such net decrease resulted from the increase of $1,295,600 in the estimated fair value of Enhanced Yield Investments of two companies and the decrease of $1,823,520 in the estimated fair value of Enhanced Yield Investments of three companies.

      Unrealized appreciation of Enhanced Yield Investments decreased $699,673 during the six months ended June 30, 1994. Such decrease resulted from the decrease in the estimated fair value of Enhanced Yield Investments of one company.

DISTRIBUTIONS

      The Partnership made no cash distributions during the six months ended June 30, 1995 or 1994. Cumulative cash distributions to limited partners from inception to June 30, 1995, were $873,297, or $75.53 per weighted average number of Units outstanding.

ENHANCED YIELD INVESTMENTS

      The Partnership made follow-on investments of $325,260 in Enhanced Yield Investments of three companies during the six months ended June 30, 1995. In May 1995, the Partnership acquired 250 shares of Maxim Technologies, Inc. ("MTI") common stock for $250. MTI was set up to be the holding company of HIHUSA, Inc. and Maxim Engineers, Inc. ("Maxim"). The partnership then exchanged its 15,531 shares of common stock and 1,500,000 shares of preferred stock of Maxim for 59,625 shares of common stock and 2,200,000 shares of preferred stock of MTI.

      In the first quarter of 1995, the Partnership advanced $275,000 to CMC Holdings, Inc. in exchange for 12% promissory note. In June 1995, the Partnership exercised its warrants and acquired 7,501 shares of Garden Ridge Corporation for $50,010.

      During the six months ended June 30, 1994, the Partnership made follow-on investments of $675,272 in two companies.

      Of the companies in which the Partnership has investments at June 30, 1995, only Champion Healthcare Corporation, Drypers Corporation and Garden Ridge Corporation are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.
                                      -17-
SUBSEQUENT EVENT

      Subsequent to June 30, 1995, the Partnership, invested $20,000 in CMC Holdings, Inc. in exchange for an 8% promissory note.

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

Date  August 9, 1995                      EQUUS CAPITAL PARTNERS, L.P.
                                          By:  Equus Capital Corporation
                                          Managing General Partner

                                      /s/ NOLAN LEHMANN
                                          President and Principal Financial
                                          and Accounting Officer