Form 10-Q
period 1995-09-30
EQUUS CAPITAL PARTNERS LP
filed 1995-11-13
CIK 843626

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 1995

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of September 30, 1995, 12,278 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at September 30, 1995 was $895.14. There is no established market for such Units.

     Documents incorporated by reference: None.

                          EQUUS CAPITAL PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                      INDEX

                                                                     PAGE
PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

        Statements of Assets, Liabilities and Partners' Capital

        - September 30, 1995 and December 31, 1994..................   1

        Statements of Operations

        - For the three months ended September 30, 1995 and 1994....   2
        - For the nine months ended September 30, 1995 and 1994.....   3

        Statements of Changes in Partners' Capital

        - For the nine months ended September 30, 1995..............   4
        - For the nine months ended September 30, 1994..............   5

        Statements of Cash Flows

        - For the nine months ended September 30, 1995 and 1994.....   6

        Selected Per Unit Data and Ratios

        - For the nine months ended September 30, 1995 and 1994.....   8

        Schedule of Enhanced Yield Investments

        - September 30, 1995........................................   9

        Notes  to  Financial  Statements............................   12

Item 2. Management's Discussion and Analysis of Financial Condition
        and  Results  of  Operations................................   16

PART II.    OTHER INFORMATION

Item 6.      Exhibits  and  Reports  on  Form  8-K..................   18

SIGNATURE...........................................................   18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EQUUS CAPITAL PARTNERS, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                   (UNAUDITED)

                                                          1995           1994
                                                      -----------    -----------
ASSETS

Enhanced yield investments, at fair
  value (cost of $10,295,672 and $10,716,507,
  respectively) ..................................    $11,438,768    $11,876,797
Temporary cash investments, at cost
  which approximates fair value ..................         62,899         13,589
Cash .............................................          3,587          5,676
Accounts receivable ..............................          8,030           --
Accrued interest receivable ......................         71,992         80,060
                                                      -----------    -----------
          Total assets ...........................    $11,585,276    $11,976,122
                                                      ===========    ===========
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable ...............................    $     3,700    $    44,050
  Note payable ...................................        425,000      1,300,000
                                                      -----------    -----------
          Total liabilities ......................        428,700      1,344,050
                                                      -----------    -----------
Commitments and contingencies

Partners' capital:
  Managing partner ...............................        134,115        128,870
  Independent general partners ...................          3,276          3,127
  Limited partners (12,310 Units
    issued and outstanding) ......................     11,019,185     10,500,075
                                                      -----------    -----------
          Total partners' capital ................     11,156,576     10,632,072
                                                      -----------    -----------
          Total liabilities and
          partners' capital ......................    $11,585,276    $11,976,122
                                                      ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                       -1-
                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)
                                                          1995         1994
                                                       ----------  -----------
Investment income:

  Income (loss) from enhanced yield investments ...... $   38,447  $   (98,586)
  Interest from temporary cash investments ...........      1,093        2,299
                                                       ----------  -----------
    Total investment income (loss) ...................     39,540      (96,287)
                                                       ----------  -----------
Expenses:

  Management fee .....................................     58,495       60,998
  Interest expense ...................................     22,701        6,054
  Independent general partners fees ..................     14,265       15,750
  Mailing and printing expenses ......................      8,246        7,064
  Administrative fees ................................      5,280        5,280
  Professional fees ..................................      2,875        2,700
                                                       ----------  -----------
    Total expenses ...................................    111,862       97,846
                                                       ----------  -----------
Net investment loss ..................................    (72,322)    (194,133)
                                                       ----------  -----------
Realized gain on sale of enhanced
  yield investment ...................................    726,667         --
                                                       ----------  -----------
Unrealized appreciation of enhanced yield investments:
  End of period ......................................  1,143,096      767,718
  Beginning of period ................................    632,370    1,366,108
                                                       ----------  -----------
    Increase (decrease) in unrealized appreciation ...    510,726     (598,390)
                                                       ----------  -----------
    Total increase (decrease) in partners'
      capital from operations ........................ $1,165,071  $  (792,523)
                                                       ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                                       -2-

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)
                                                        1995            1994
                                                    -----------     -----------
Investment income:

  Income from enhanced yield investments .......    $   159,711     $    52,362
  Interest from temporary cash investments .....          2,321           8,750
                                                    -----------     -----------
    Total investment income ....................        162,032          61,112
                                                    -----------     -----------
Expenses:

  Management fee ...............................        176,347         187,334
  Deferred incentive fee .......................           --          (235,494)
  Interest expense .............................         82,645          20,475
  Independent general partners fees ............         45,765          45,750
  Mailing and printing expenses ................         12,665          21,382
  Administrative fees ..........................         15,840          15,855
  Professional fees ............................         13,746          12,706
                                                    -----------     -----------
    Total expenses .............................        347,008          68,008
                                                    -----------     -----------
Net investment loss ............................       (184,976)         (6,896)
                                                    -----------     -----------
Realized gain on sale of enhanced
  yield investment .............................        726,674            --
                                                    -----------     -----------
Unrealized appreciation of enhanced yield
  investments:
  End of period ................................      1,143,096         767,718
  Beginning of period ..........................      1,160,290       2,065,781
                                                    -----------     -----------
    Decrease in unrealized appreciation ........        (17,194)     (1,298,063)
                                                    -----------     -----------
    Total increase (decrease) in partners'
      capital from operations ..................    $   524,504     $(1,304,959)
                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                       -3-
                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                   (UNAUDITED)

                                                                                                  INDEPENDENT
                                                                              MANAGING             GENERAL                LIMITED
                                                         TOTAL                PARTNER              PARTNERS               PARTNERS
                                                     ------------          ------------          ------------          ------------
Partners' capital,
     December 31, 1994 .....................         $ 10,632,072          $    128,870          $      3,127          $ 10,500,075
                                                     ------------          ------------          ------------          ------------

Investment activities:
     Investment income .....................              162,032                 1,620                    46               160,366
     Expenses ..............................              347,008                 3,470                    99               343,439
                                                     ------------          ------------          ------------          ------------

        Net investment loss ................             (184,976)               (1,850)                  (53)             (183,073)

Realized gain on
     sale of enhanced
     yield investment ......................              726,674                 7,267                   207               719,200

Decrease in unrealized
     appreciation of
     enhanced yield
     investments ...........................              (17,194)                 (172)                   (5)              (17,017)
                                                     ------------          ------------          ------------          ------------

Net increase in
     partners' capital .....................              524,504                 5,245                   149               519,110
                                                     ------------          ------------          ------------          ------------

Partners' capital,
     September 30, 1995 ....................         $ 11,156,576          $    134,115          $      3,276          $ 11,019,185
                                                     ============          ============          ============          ============

   The accompanying notes are an integral part of these financial statements.

                                       -4-

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994
                                   (UNAUDITED)

                                                                                                   INDEPENDENT
                                                                                MANAGING            GENERAL              LIMITED
                                                            TOTAL                PARTNER            PARTNERS             PARTNERS
                                                        ------------         ------------         ------------         ------------
Partners' capital,
     December 31, 1993 .........................        $ 11,638,278         $    146,332         $      3,411         $ 11,488,535
                                                        ------------         ------------         ------------         ------------
Investment activities:
     Investment income .........................              61,112                  611                   17               60,484
     Expenses ..................................              68,008                 (680)                  19               67,309
                                                        ------------         ------------         ------------         ------------
       Net investment loss .....................              (6,896)                 (69)                  (2)              (6,825)

Decrease in unrealized appre-
     ciation of enhanced
     yield investments .........................          (1,298,063)             (20,380)                (367)          (1,277,316)
                                                        ------------         ------------         ------------         ------------
Net decrease in partners'
     capital ...................................          (1,304,959)             (20,449)                (369)          (1,284,141)
                                                        ------------         ------------         ------------         ------------
Partners' capital,
     September 30, 1994 ........................        $ 10,333,319         $    125,883         $      3,042         $ 10,204,394
                                                        ============         ============         ============         ============

   The accompanying notes are an integral part of these financial statements.

                                       -5-
                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)

                                                             1995          1994
                                                         -----------   -----------
Cash flows from operating activities:
  Interest and dividends received .....................  $   170,100   $   154,800
  Cash paid to management company,
    general partners and suppliers ....................     (395,388)     (341,926)
                                                         -----------   -----------
   Net cash used by operating activities ..............     (225,288)     (187,126)
                                                         -----------   -----------
Cash flows from investing activities:
  Purchases of enhanced yield investments .............     (365,260)   (1,053,372)
  Sale and redemption of enhanced yield investments ...      820,819          --
  Repayments of enhanced yield investments ............      691,950       376,164
                                                         -----------   -----------
   Net cash provided (used) by investing activities ...    1,147,509      (677,208)
                                                         -----------   -----------
Cash flows from financing activities:
  Advances from bank ..................................      506,500       500,000
  Repayments to bank ..................................   (1,381,500)     (100,000)
                                                         -----------   -----------
   Net cash provided (used) by financing activities ...     (875,000)      400,000
                                                         -----------   -----------
Net increase (decrease) in cash and cash equivalents ..       47,221      (464,334)

Cash and cash equivalents at
  beginning of period .................................       19,265       594,839
                                                         -----------   -----------
Cash and cash equivalents at end
  of period ...........................................  $    66,486   $   130,505
                                                         ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                                     1995           1994
                                                                                  -----------   -----------
Reconciliation of increase (decrease) in partners' capital from operations to net cash used by operating activities:

Increase (decrease) in partners' capital from operations .......................  $   524,504   $(1,304,959)

   Adjustments to reconcile increase (decrease) in partners' capital from operations to net cash used by operating activities: Realized gain on sale of enhanced yield
         investment ............................................................     (726,674)         --
      Decrease in unrealized appreciation
         of enhanced yield investments .........................................       17,194     1,298,063
      Increase in accounts receivable ..........................................       (8,030)         --
      Decrease in accrued interest receivable ..................................        8,068        93,688
      Decrease in accounts payable .............................................      (40,350)      (38,424)
      Decrease in deferred incentive fee .......................................         --        (235,494)
                                                                                  -----------   -----------
Net cash used by operating activities ..........................................  $  (225,288)  $  (187,126)
                                                                                  ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                        SELECTED PER UNIT DATA AND RATIOS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)

                                                              1995       1994
                                                            -------    -------
Investment income .....................................  $    13.03    $  4.91

Expenses ..............................................       27.90       5.47
                                                            -------    -------
Net investment loss ...................................      (14.87)     (0.56)

Realized gain on sale of enhanced
   yield investment ...................................       58.42       --
Decrease in unrealized appreciation
   of enhanced yield investments ......................       (1.38)   (103.76)
                                                             -------   -------
Net increase (decrease) in partners' capital from
   operations .........................................       42.17    (104.32)

Partners' capital, beginning of period ................      852.97     933.27
                                                             -------   -------
Partners' capital, end of period ......................  $   895.14   $ 828.95
                                                            =======    =======
Ratio of expenses to average partners' capital ........        3.19%     (0.62)%

Ratio of net investment loss to average
   partners' capital ..................................       (1.70)     (0.06)%

Ratio of total increase (decrease) in partners' capital
   from operations to average partners' capital .......        4.82%    (11.84)%

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)

                                                                 DATE OF
     PORTFOLIO COMPANY                                     INITIAL INVESTMENT             COST                    FAIR VALUE
Artegraft, Inc.                                            January 1993
  -  12% senior term promissory note,
      due 1994-1997                                                                  $    284,200               $    284,200
  -  12% junior term promissory note,
      due 1997                                                                            250,000                    250,000
  -  Warrant to buy up to 1,000 shares of
     common stock at $.01 per share
     through December 31, 2002                                                                 10                     63,325
  -  Warrant to buy up to 4,000 shares
     of common stock at $25 per share
     through December 31, 2002                                                                 40                    186,675

Champion Healthcare Corporation (AMEX - CHC)               April 1991
  -  52,752 shares of common stock                                                         46,463                    353,771
  -  831,177 shares of Series A convertible
     preferred stock                                                                      831,177                  1,200,331
  -  10,538 shares of Series B convertible
     preferred stock                                                                      124,356                    124,356
  -  1,300 shares of Series C convertible
     preferred stock                                                                       23,400                     23,400
  -  Warrants to buy up to 1,894 shares of
     common stock at $5.90 per share through
     June 1, 1999                                                                            -                           -

CMC Holdings, Inc.                                         November 1992
  -  74,000 shares of common stock                                                         74,000                        -
  -  148,000 shares of Series A cumulative
     preferred stock                                                                      148,000                        -
  -  11% subordinated debentures, due 1997-1999                                         1,776,000                        -
  -  12% promissory note, due 1997-1999                                                   400,000                    260,000
  -  8% promissory notes, due 1996                                                         40,000                     40,000

Drypers Corporation (NASDAQ - DYPR)                        July 1991
  -  224,344 shares of common stock                                                     1,309,000                    681,625
  -  Warrants to buy up to 1,357
     shares of common stock at $4
     per share through June 30, 1998                                                         -                           -

   The accompanying notes are an integral part of these financial statements.

                                       -9-

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                DATE OF
     PORTFOLIO COMPANY                                     INITIAL INVESTMENT             COST                    FAIR VALUE

Garden Ridge Corporation (NASDAQ - GRDG)                   July 1992
  -  52,688 shares of common stock                                                   $    144,705              $   1,392,708

Independent Gas Company Holdings, Inc.                     February 1991
  -  14,962 shares of common stock                                                         20,447                     20,447
  -  1,281 shares of 9% Series A preferred stock                                        1,284,530                  1,284,530
  -  170 shares of Series C preferred stock                                               170,000                    170,000
  -  10% bridge loan, due 1995                                                             45,100                     45,100

Industrial Equipment Rentals, Inc.                         June 1993
  -  91,115 shares of common stock                                                            911                        911
  -  2,685 shares of 6% cumulative junior
     preferred stock                                                                      268,500                    268,500
  -  12% subordinated debenture, due 2003                                                 538,889                    538,889

Maxim Technologies, Inc.                                   March 1991
  -  59,875 shares of common stock                                                         15,781                  1,800,000
  -  2,200,000 shares of 10% cumula-
     tive convertible preferred stock                                                   1,500,000                  2,200,000

Medifit of America, Inc.                                   September 1992
  -  190,476 shares of Series D preferred
     stock                                                                              1,000,000                    250,000
  -  Warrant to buy up to 9,054 shares
     of common stock at $3.75 per share
     through January 1, 1998                                                                  163                       -
  -  Warrant to buy up to 76,379 shares
     of common stock at $.01 per share
     through January 1, 1998                                                                  -                         -
                                                                                  ---------------            ------------

      Total                                                                           $10,295,672                $11,438,768
                                                                                      ===========                ===========

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)
                                   (CONTINUED)

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

         As defined in the Investment Company Act of 1940, the Partnership is considered to have controlling interest in CMC Holdings, Inc., Industrial Equipment Rentals, Inc. and Maxim Technologies, Inc. The fair value of the Partnership's investments in Champion Healthcare Corporation, Drypers Corporation and Garden Ridge Corporation include discounts from the closing market price of $364,392, $33,472 and $148,416 to reflect the effects of restrictions on the sale of such securities at September 30, 1995. Income was earned in the amount of $60,921 and $2,145 for the nine months ended September 30, 1995, and 1994, respectively, on Enhanced Yield Investments of companies in which the Partnership has a controlling interest.

         As defined in the Investment Company Act of 1940, all of the Partnership's investments are in eligible Enhanced Yield Investments. The Partnership provides significant managerial assistance to all of the Portfolio Companies in which it has invested except Artegraft, Inc. and Medifit of America, Inc. The Partnership provides significant managerial assistance to Portfolio Companies that comprise 91% of the total value of the Enhanced Yield Investments.

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)

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

         The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. No deferred incentive fees were recorded in 1995. During the nine months ended September 30, 1994, the Partnership reversed the accrual of all deferred incentive fees, due to an increase in the accrued priority return and a decrease in net unrealized appreciation on Enhanced Yield Investments, resulting in a reduction of investment expense in the amount of $235,494 in the Statements of Operations for such period. The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. Officers of the Management Company also receive and retain fees for serving on the Boards of Directors of certain portfolio companies. The Management Company also has management agreements with the Managing Partner and Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund, L.P. ("EEAF"), a Delaware limited partnership.

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

(4)      ALLOCATIONS AND DISTRIBUTIONS

         The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $3,927,111 and $2,960,698 at September 30, 1995 and December 31, 1994, respectively, is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized.

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

(5)      TEMPORARY CASH INVESTMENTS

         Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses and the note payable, consisted of money market accounts earning interest at 3.93% at September 30, 1995.

(6)      ENHANCED YIELD INVESTMENTS

         The Partnership made follow-on investments of $365,260 in Enhanced Yield Investments of three companies during the nine months ended September 30, 1995.

         On May 9, 1995, Garden Ridge Corporation effected a 4.5-for-1 stock split of its outstanding common stock in connection with an initial public offering ("IPO") of its common stock. The number of shares held by the Partnership has been adjusted to reflect such stock split. In connection with the stock split, the Partnership received $7 for a fractional share which was recorded as a realized capital gain. Subsequent to the IPO, Garden Ridge Corporation redeemed $88,812 in preferred stock and repaid the $529,913 in subordinated debt held by the Partnership. In September 1995, the Partnership sold 24,000 shares of Garden Ridge Corporation for $732,000 realizing a capital gain of $726,667.

         In the nine months ended September 30, 1994, the Partnership made follow-on investments of $1,053,372 in Enhanced Yield Investments of three companies.

(7)      NOTE PAYABLE

         On March 31, 1994, the Partnership entered into a $1,500,000 revolving line of credit note payable with a bank. On March 31, 1995, the line of credit was increased to $1,750,000. This prime rate line of credit is used to fund the Partnership's follow-on investments. On September 30, 1995, the line of credit was decreased to $750,000. The prime rate was 8.75% at September 30, 1995. On September 30, 1995 and December 31, 1994, the Partnership had $425,000 and $1,300,000, respectively, outstanding under such line of credit, which is due September 30, 1996. The line of credit is secured by the Partnership's investment in Drypers Corporation and Champion Healthcare Corporation. The average daily balance outstanding on such line of credit during the nine months ended September 30, 1995 was $1,058,695.

(8)      COMMITMENTS AND CONTINGENCIES

         The Partnership has committed to invest, under certain circumstances, an additional $60,000 in CMC Holdings, Inc.

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

         At September 30, 1995, the Partnership had $11,438,768 in Enhanced Yield Investments of nine companies, and had committed to invest up to an additional $60,000 in the Enhanced Yield Investments of one existing Portfolio Company under certain conditions.

         At September 30, 1995, the Partnership had $66,486 invested in cash and temporary cash investments, consisting of money market securities. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments or borrowings. The Partnership has a $750,000, prime rate, revolving line of credit with a bank, to be used to fund Follow-on Investments and pay operating costs and expenses. The Partnership had $425,000 and $1,300,000 outstanding under such line of credit at September 30, 1995 and December 31, 1994, respectively, which is due on September 30, 1996. Management believes that temporary cash investments, proceeds from existing Enhanced Yield Investments and the revolving line of credit provide the Partnership with the liquidity necessary to pay for operating costs and expenses and for certain Follow-on Investments.

         Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in Enhanced Yield Investments of existing portfolio companies.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSES

         Net investment loss after all expenses amounted to $184,976 and $6,896 for the nine months ended September 30, 1995 and 1994, respectively. The change from 1994 was primarily due to the reversal of $235,494 of deferred incentive fees recorded in 1994. The Partnership earned $159,711 and $52,362 in income from Enhanced Yield Investments during the nine months ended September 30, 1995 and 1994, respectively. The lower balance in 1994 was due primarily to the write off of $178,560 in accrued interest due from CMC Holdings, Inc. as of September 30, 1994. In addition, a decrease in 1995 in the amounts invested in Enhanced Yield Investments bearing current yields and a reserve against the accrued interest receivable related to the Partnership's investment in one portfolio company decreased the income from Enhanced Yield Investments in 1995.

         The Management Company receives a management fee equal to 2.5% of the Available Capital, as defined. Such fee amounted to $176,347 and $187,334 for the nine months ended September 30, 1995, and 1994, respectively. The Management Company is also allocated an incentive fee equal to

10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $3,927,111 and $2,960,698 at September 30, 1995 and December 31, 1994, respectively. No deferred incentive fees were recorded in 1995. During 1994, the Partnership reversed the accrual of all deferred incentive fees, due to an increase in the accrued priority return and a decrease in net unrealized appreciation of Enhanced Yield Investments, resulting in a reduction of investment expense in the amount of $235,494 in the Statements of Operations for the nine months ended September 30, 1994. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

REALIZED CAPITAL GAIN

         During September 1995, the Partnership sold 24,000 shares of Garden Ridge Corporation common stock for $732,000 and realized a net capital gain of $726,667. In addition, in connection with a Garden Ridge Corporation stock split in May 1995, the Partnership received $7 for a fractional share which was recorded as a realized capital gain.

UNREALIZED GAINS ON ENHANCED YIELD INVESTMENTS

         Unrealized appreciation of Enhanced Yield Investments decreased by $17,194 during the nine months ended September 30, 1995. Such net decrease resulted from the increase of $3,056,105 in the estimated fair value of Enhanced Yield Investments of two companies, the decrease of $2,926,632 in the estimated fair value of Enhanced Yield Investments of three companies and the transfer of $146,667 from unrealized appreciation to realized capital gains due to the sale of Enhanced Yield Investments in one company.

         Unrealized appreciation of Enhanced Yield Investments decreased $1,298,063 during the nine months ended September 30, 1994. Such net decrease resulted from the increase of $66,875 in the estimated fair value of Enhanced Yield Investments in one company and the decrease of $1,364,938 in the estimated fair value of Enhanced Yield Investments of two companies.

DISTRIBUTIONS

         The Partnership made no cash distributions during the nine months ended September 30, 1995 or 1994. Cumulative cash distributions to limited partners from inception to September 30, 1995, were $873,297, or $75.53 per weighted average number of Units outstanding.

ENHANCED YIELD INVESTMENTS

     The Partnership made follow-on investments of $365,260 in Enhanced Yield Investments of three companies during the nine months ended September 30, 1995. In May 1995, the Partnership acquired 250 shares of Maxim Technologies, Inc. ("MTI") common stock for $250. MTI was set up to be the holding company of HIHUSA, Inc. and Maxim Engineers, Inc. ("Maxim"). The partnership then exchanged its 15,531 shares of common stock and 1,500,000 shares of preferred stock of Maxim for 59,625 shares of common stock and 2,200,000 shares of preferred stock of MTI.

         In the first and third quarters of 1995, the Partnership advanced $275,000 and $40,000, respectively to CMC Holdings, Inc. in exchange for 12% and 8% promissory notes, respectively. In June 1995, the Partnership exercised its warrants and acquired 7,501 shares of Garden Ridge Corporation for $50,010.

         During the nine months ended September 30, 1994, the Partnership made follow-on investments of $1,053,372 in three companies.

         Of the companies in which the Partnership has investments at September 30, 1995, only Champion Healthcare Corporation, Drypers Corporation and Garden Ridge Corporation are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.


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

Date:  November 10, 1995                        EQUUS CAPITAL PARTNERS, L.P.
                                           By:  Equus Capital Corporation
                                           Managing General Partner


                                           \S\ NOLAN LEHMANN
                                               Nolan Lehmann
                                               President and Principal Financial
                                               and Accounting Officer