Form 10-K405
period 1995-12-31
EQUUS CAPITAL PARTNERS LP
filed 1996-03-12
CIK 843626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


For the fiscal period ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number 0-17526

                          EQUUS CAPITAL PARTNERS, L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       76-0264305
          --------                                       ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

2929 Allen Parkway, Suite 2500
      Houston, Texas                                                  77019-2120
 ----------------------------                                         ----------
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

                      UNITS OF LIMITED PARTNERS' INTERESTS
                      ------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this 10-K. [ X ]

As of December 31, 1995, 12,273 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at December 31, 1995 was $1,050.33. There is no established market for such Units.

                   Documents incorporated by reference: None.

                               TABLE OF CONTENTS

PART I                                                                      PAGE
         Item  1. Business ................................................    1
         Item  2. Properties ..............................................   11
         Item  3. Legal Proceedings .......................................   11
         Item  4. Submission of Matters to a Vote of Security
                     Holders ..............................................   11

PART II

         Item  5. Market for the Registrant's Units
                     and Related Unitholder Matters .......................   11
         Item  6. Selected Financial Data .................................   12
         Item  7. Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations ...........................................   13
         Item  8. Financial Statements and Supplementary
                     Data .................................................   16
         Item  9. Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure ..................   34

PART III

         Item 10. Directors and Executive Officers of
                     the Registrant .......................................   34
         Item 11. Executive Compensation ..................................   38
         Item 12. Security Ownership of Certain
                     Beneficial Owners and Management .....................   42
         Item 13. Certain Relationships and Related
                     Transactions .........................................   42

PART IV

         Item 14. Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K ..............................   42

                                      -ii-

ITEM 1.  BUSINESS.

         Equus Capital Partners, L.P. (the "Partnership") was organized as a limited partnership under Delaware law on December 1, 1988, and has elected to be a business development company under the Investment Company Act of 1940 (the "Investment Company Act"). The Partnership's total contributed capital was $12,435,691, consisting of $12,307,375 (net of $2,625 in selling commission discounts on sales to affiliates) for 12,310 Units from 1,428 limited partners, $125,316 from the Managing Partner (as defined below) and $3,000 from the Independent General Partners (as defined below). The investment objective of the Partnership is to achieve current income and capital appreciation principally by making investments in "mezzanine" securities, consisting primarily of subordinated debt or preferred stock combined with equity participations in common stock or rights to acquire common stock, and subsequently disposing of such investments. The Partnership Agreement provides for termination of the Partnership on December 31, 1999, subject to the right of the Independent General Partners to extend the term for four additional years if they determine it is in the best interest of the Partnership.

         Equus Capital Corporation, a Delaware corporation (the "Managing Partner"), is the managing general partner of the Partnership and is responsible for initially approving the Partnership's investments, arranging additional financing for companies in which the Partnership invests ("Portfolio Companies") and providing management assistance to Portfolio Companies.

         Three independent individuals (the "Independent General Partners") also serve as general partners of the Partnership. The Independent General Partners are responsible for providing overall guidance and supervision of the Partnership, approving the Partnership's investments and performing various duties imposed on disinterested directors of a business development company by the Investment Company Act. Among other things, the Independent General Partners supervise the management arrangements for the Partnership, the custody arrangements with respect to portfolio securities, the selection of independent accountants, fidelity bonding and any transactions with affiliates.

         The Partnership has engaged Equus Capital Management Corporation, a Delaware corporation (the "Management Company"), to provide certain management and administrative services to the Partnership. Subject to the supervision of the Independent General Partners, the Management Company performs, or arranges for third parties to perform, the management, certain investment advisory and other services necessary for the operation of the Partnership. The Management Company identifies, evaluates, structures, monitors and arranges for the disposition of the Partnership's investments, and provides managerial assistance to the Portfolio Companies. The Management Company manages the Partnership's cash and short-term, interest-bearing investments. The Management Company also provides the Partnership, at the Management Company's expense, with the office space, facilities, equipment and personnel (whose salaries and benefits are paid by the Management Company) necessary to enable the Partnership to conduct its business.

         The Managing Partner and the Management Company are sometimes referred to herein collectively as "Management."

         The Partnership's office is located at 2929 Allen Parkway, Suite 2500, Houston, Texas 77019-2120, and its telephone number is (713) 529-0900.

         The Partnership has no employees.

GENERAL
         The investment objective of the Partnership is to provide current income and capital appreciation potential by investing primarily in subordinated debt and related equity securities issued in conjunction with the mezzanine financing of various corporate transactions ("Mezzanine Investments"). The Partnership could also invest in debt and equity securities issued by financially troubled companies ("Other Investments"). The Partnership may also provide interim financing ("Bridge Investments") for certain Portfolio Companies and, pending application of funds, will make Temporary Investments, as described below. Mezzanine Investments, Other Investments, Bridge Investments and related Follow-on Investments are collectively referred to herein as "Enhanced Yield Investments." The Partnership completed its initial investment program in 1993, and may only make Follow-on Investments in existing portfolio companies after such date.

COINVESTMENTS

         The Partnership has coinvested in certain Enhanced Yield Investments with Equus II Incorporated, a Delaware corporation ("EQS"). The Partnership and Management obtained an order from the Securities and Exchange Commission (the "SEC") exempting the Partnership from certain prohibitions contained in the Investment Company Act relating to coinvestments by the Partnership and EQS. Under the terms of the order, Enhanced Yield Investments purchased by the Partnership and EQS were required to meet certain guidelines or be approved in advance by the Managing Partner and the Independent General Partners and were required to satisfy certain conditions established by the SEC.

TEMPORARY INVESTMENTS

         Pending investment in Enhanced Yield Investments, the Partnership invests its available funds in interest-bearing bank accounts, money market mutual funds, U.S. Treasury securities and/or certificates of deposit with maturities of less than one year (collectively, "Temporary Investments"). Temporary Investments also include commercial paper (rated or unrated) and other short-term securities. Temporary Investments constituting cash, cash items, securities issued or guaranteed by the U.S. Treasury or U.S. Government agencies and high quality debt securities (commercial paper rated in the two highest rating categories by Moody's Investor Services, Inc. or Standard & Poor's Corporation, or if not rated, issued by a company having an outstanding debt issue so rated) with maturities of less than one year at the time of investment will qualify for determining whether the Partnership has 70% of its total assets invested in Managed Companies (as hereafter defined) or in qualified Temporary Investments for purposes of the business development company provisions of the Investment Company Act. See "Regulation" below.

         The Partnership's Enhanced Yield Investments generally are unrated securities. Such securities would, however, if rated, typically be classified as speculative securities that generally would be of the type rated BB/Ba to CCC/Caa.

CURRENT PORTFOLIO COMPANIES

         The following is a description of the Partnership's investments as of December 31, 1995:

         ARTEGRAFT, INC.

         Artegraft, Inc. ("Artegraft"), Morristown, New Jersey, manufactures and distributes a specialty surgical product line consisting of bovine vascular prostheses used in hemodialysis and other healthcare procedures. At December 31, 1995, the Partnership's investment in Artegraft, valued at $759,300, with a cost of $509,350, consisted of $259,300 in a 12% senior term promissory note, $250,000 in a 12% junior term promissory note, and warrants to buy up to 1,000 and 4,000 shares of common stock for $0.01 and $25 per share, respectively. The Partnership's investment represents a 25% fully-diluted equity interest in Artegraft.

         CHAMPION HEALTHCARE CORPORATION (AMEX: CHC)

         Champion Healthcare Corporation ("CHC"), Houston, Texas, was organized to acquire acute care hospitals in suburban markets, with primary emphasis given to hospitals that have significant opportunity for improving market share and cash flow. In December 1994, CHC merged into AmeriHealth Corporation, which was renamed Champion Healthcare Corporation. CHC operates nine hospitals in seven states. The December 31, 1995 closing price of CHC's common stock on the American Stock Exchange was $5.3125 per share. At December 31, 1995, the Partnership's investment in CHC, valued at $1,599,146 with a cost of $1,171,181, consisted of 333,755 shares of restricted common stock, 1,300 shares of Series C convertible preferred stock and warrants to buy 1,894 shares of common stock at $5.90 per share. The Series C convertible preferred stock is convertible into 2,600 shares of common stock. The common stock and warrants of CHC were valued on an as-exercised basis at an average price of $4.69 per share due to restrictions on the Partnership's ability to sell such stock. The discount results in an aggregate reduction in value from the actual market price on such date of approximately $197,328. The Partnership's investment represents an approximate 2% fully-diluted equity interest in CHC. Mr. Lehmann, the President of the Managing Partner and Management Company, serves on CHC's Board of Directors.

         DRYPERS CORPORATION (NASDAQ: DYPR)

         Drypers Corporation ("Drypers"), Houston, Texas, manufactures and distributes disposable diapers and baby wipes sold under the trade name Drypers(R). Drypers is believed to be the third leading branded diaper manufacturer in the United States, and has manufacturing facilities in Marion, Ohio; Vancouver, Washington; Buenos Aires, Argentina and Puerto Rico. The December 31, 1995 closing price of Drypers' common stock on the NASDAQ National Market was $3.125 per share. At December 31, 1995, the Partnership's investment in Drypers, valued at $595,914 with a cost of $1,309,000, consisted of 224,344 shares of common stock and warrants to buy 1,357 shares of common stock at $4 per share. The stock was valued at an average price of $2.66 per share due to restrictions on the Partnership's ability to sell such stock. This discount results in an aggregate reduction in value from the market price on such date of $105,161. The Partnership's investment represents an approximate 3% fully-diluted equity interest in Drypers. Mr. Lehmann serves as a director of Drypers.

         E-B HOLDINGS, INC.

         E-B Holdings, Inc. ("E-B"), Houston, Texas, was formed to foreclose on certain assets of CMC Holdings, Inc., including two restaurants in the Houston area. At December 31, 1995, the Partnership's investment in E-B, valued at $350,000 with a cost of $1,174,500, consisted of 740 shares of common stock, $400,000 in a 12% promissory note and $90,000 in 8% promissory notes. The Partnership's investment represents a 74% fully-diluted equity interest in E-B. Mr. Forbes, a Vice President of the Managing Partner and Management Company, serves on E-B's Board of Directors.

         GARDEN RIDGE CORPORATION (NASDAQ: GRDG)

         Garden Ridge Corporation ("GRDG"), Houston, Texas, is a specialty retailer of crafts and home decorative items. GRDG operates eleven megastores in Kentucky, Oklahoma, Tennessee and Texas and is continuing its expansion into other areas of the United States. GRDG completed an initial public offering of its common stock in May 1995. The December 31, 1995 closing price of GRDG on the NASDAQ National Market was $38.75 per share. At December 31, 1995, the Partnership's investment in GRDG, valued at $1,853,761 with a cost of $144,705, consisted of 52,688 shares of common stock. The stock was valued at an average price of $35.18 per share due to restrictions on the Partnership's ability to sell such stock. The discount results in an aggregate reduction in value from the market price on such date of $187,899. The Partnership's investment represents an approximate 1% fully-diluted equity interest in GRDG. Mr. Lehmann serves on GRDG's Board of Directors.

         INDEPENDENT GAS COMPANY HOLDINGS, INC.

         Independent Gas Company Holdings, Inc. ("IGC"), Canute, Oklahoma, acquires and manages established propane gas distributors, primarily serving rural Texas and Oklahoma markets. At December 31, 1995, the Partnership's investment in IGC was valued at the original cost of $1,519,977 and consisted of 16,267 shares of common stock, 1,281 shares of 9% Series A preferred stock and 215 shares of Series C preferred stock. The Partnership's investment represents an approximate 10% fully-diluted equity interest in IGC.

         INDUSTRIAL EQUIPMENT RENTALS, INC.

         Industrial Equipment Rentals, Inc. ("IER"), Houma, Louisiana, rents industrial equipment from locations in Texas, Louisiana, Alabama and Mississippi, primarily to refineries, petrochemical plants and oil and gas operations along the Gulf Coast corridor. At December 31, 1995, the Partnership's investment in IER, valued at its original cost of $808,300, consisted of 91,115 shares of common stock, 2,685 shares of 6% cumulative junior preferred stock and $538,889 in a 12% subordinated debenture. The Partnership's investment represents an approximate 7% fully-diluted equity interest in IER. Mr. Lehmann and Mr. Hale, a vice president of the Managing Partner and Management Company, serve on IER's Board of Directors.

         MAXTECH HOLDINGS, INC. (FORMERLY MAXIM ENGINEERS, INC.)

         MaxTech Holdings, Inc. ("Maxim"), Dallas, Texas, provides environmental and engineering consulting services and has approximately 45 offices throughout the United States. At December 31, 1995, the Partnership's investment in Maxim, valued at $6,000,000 with a cost of $1,515,781, consisted of 59,875 shares of common stock and 2,200,000 shares of 10% cumulative convertible preferred stock. The Partnership's investment represents an approximate 30% fully-diluted equity interest in Maxim. Mr. Forbes serves on the Board of Directors of Maxim.

         MEDIFIT OF AMERICA, INC.

         Medifit of America, Inc. ("Medifit"), Teaneck, New Jersey, provides comprehensive outpatient rehabilitation services from over 15 facilities in six states, mainly for employees covered by workers' compensation insurance and corporate health and fitness programs. At December 31, 1995, the Partnership's investment in Medifit, which was recorded at no value with a cost of $1,000,163, consisted of 190,476 shares of Series D preferred stock and warrants to buy 9,054 and 76,379 shares of common stock for $3.75 and $0.01 per share, respectively. The Partnership's investment represents a 3% fully-diluted equity interest.

PREVIOUSLY OWNED PORTFOLIO COMPANIES

         AUTOCORP, INC. ("AUTOCORP")

         In 1991, the Partnership advanced $1,650,000 to AutoCorp in exchange for $1,050,000 in subordinated 12.5% term notes and a $600,000, 12.5% subordinated convertible promissory note. AutoCorp, doing business as Pettigrew-Smith Auto Supply, was a retail distributor of auto parts and supplies in Houston, Texas. The Partnership's interest represented approximately 15% of AutoCorp's total common equity on a fully diluted basis. During 1992, the Partnership was repaid its principal and interest on its investment in AutoCorp.

         CMC HOLDINGS, INC. ("CMC")

         In November 1992, the Partnership made its initial investment in CMC Holdings, Inc. which was formed to acquire Cliff's Restaurants, a chain of upscale hamburger restaurants in Houston, Texas. Through December 31, 1995, the Partnership had invested $2,488,000 in CMC. On December 22, 1995, the Partnership contributed $1,174,500 of its notes receivable from CMC to E-B Holdings, Inc. The balance of its investment was written off in December 1995, resulting in a realized capital loss of $1,313,500.

         TENNIS CARDS, INC. ("TCI")

         During August 1992, the Partnership advanced $150,000 to TCI in exchange for a 10% subordinated promissory note. In addition, the Partnership received warrants to buy up to 63 shares of common stock of TCI for $1,000 per share through August 24, 1997. Tennis Cards, Inc. had an exclusive license to print and market trading cards featuring selected professional tennis players. The Partnership's investment represented 20% of TCI's total common equity on a fully diluted basis. On December 29, 1993, the Partnership foreclosed on certain assets of TCI and realized a net capital loss of $150,000.

ONGOING MANAGEMENT SUPPORT

         Successful Enhanced Yield Investments typically require active monitoring of, and significant participation in, major business decisions of Portfolio Companies. In many cases, representatives of Management serve as members of the board of directors of Portfolio Companies. Such management assistance is required of a business development company and is intended to enable the Partnership to provide guidance and management assistance with respect to such matters as capital structure, budgets, profit goals, diversification strategy, financing requirements, management additions or replacements and development of a public market for the securities of the Portfolio Company. In connection with their service as directors of Portfolio Companies, officers and directors of Management may receive and retain directors' fees or reimbursement for expenses incurred. When necessary, Management, on behalf of the Partnership, may also assign staff professionals with financial or management expertise to assist Portfolio Company management on specific problems.

FOLLOW-ON INVESTMENTS

         Following its initial investment in a Portfolio Company, the Partnership may be requested to make Follow-on Investments in the company. Follow-on Investments may be made to take advantage of warrants or other preferential rights granted to the Partnership or otherwise to increase the Partnership's position in a successful or promising Portfolio Company. The Partnership may also be called upon to provide additional equity or mezzanine financing needed by a Portfolio Company to implement fully its business plans, to develop a new line of business or to recover from unexpected business problems. The Partnership may borrow an amount up to 20% of its partners' capital to make Follow-on Investments in Portfolio Companies. In addition, the Partnership may reinvest cash receipts and proceeds from the disposition of Enhanced Yield Investments in Follow-on Investments.

DISPOSITION OF INVESTMENTS

         The Managing Partner is responsible (subject to the supervision of the Independent General Partners) for the decision and, together with the Management Company, the actions to dispose of an Enhanced Yield Investment.

         The Managing Partner may engage brokers who acted as selling agents for the Units (collectively, the "Selling Agents") or their affiliates, to assist in the disposition of portfolio investments. The underwriters (including any Selling Agents or their affiliates) of a public offering of a Portfolio Company's securities and brokers assisting in the sale of a Portfolio Company's securities or assets may be compensated for such services to the extent permitted by law and the rules of the NASD. In addition, under certain circumstances the Partnership may distribute marketable portfolio securities in kind to limited partners. Sales of such securities by limited partners may be subject to legal or practical restrictions and may also entail certain expenses. In structuring investments, the Partnership endeavors to reach appropriate agreements or understandings with a prospective Portfolio Company with respect to the method and timing of the disposition of the Partnership's investment and, if appropriate, will seek to obtain registration rights at the expense of the Portfolio Company. The Partnership bears the costs of disposing of an investment to the extent not paid by the Portfolio Company.

VALUATION

         On a quarterly basis the Managing Partner performs a valuation of the assets and portfolio investments held by the Partnership, subject to the approval of the Independent General Partners. Valuations of portfolio securities are done in accordance with generally accepted accounting principles and the financial reporting policies of the SEC. The applicable methods prescribed by such principles and policies are described below.

         The fair value of investments for which no market exists (including most Enhanced Yield Investments) are determined on the basis of procedures established in good faith by the Independent General Partners. As a general principle, the current fair value of an investment being valued by the General Partners is the amount which the Partnership might reasonably expect to receive for it upon its current sale. There is a range of values that are reasonable for such investments at any particular time. Generally, cost is the primary factor used to determine fair value until significant developments affecting the Portfolio Company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation.

         Appraisal valuations are based upon such factors as the Portfolio Company's earnings, cash flow and net worth, the market prices for similar securities of comparable companies and an assessment of the company's future financial prospects. In the case of unsuccessful operations, the appraisal may be based upon liquidation value.
Appraisal valuations are necessarily subjective.

         The Partnership may also use, when available, third-party transactions in a Portfolio Company's securities as the basis of valuation (the "private market method"). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors. Securities with legal, contractual or practical restrictions on transfer may be valued at a discount from their value determined by the foregoing methods to reflect such restrictions.

         Partnership investments for which market quotations are readily available and which are freely transferable will be valued as follows: (i) securities traded on a securities exchange or the NASDAQ National Market System are valued at the closing price on the date of valuation and (ii) securities traded in the over-the-counter market are valued at the average of the closing bid and asked prices on the date of valuation. For securities which are in a class of public securities but are restricted from free trading (such as Rule 144 stock), valuation will be set by discounting the closing sales or bid price to reflect the estimated illiquidity caused by such restrictions. The fair values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial condition of the issuer. Certificates of deposit purchased by the Partnership generally will be valued at their face value, plus interest accrued to the date of valuation.

         The Independent General Partners review the valuation policies on a quarterly basis to determine their appropriateness and may also hire independent firms to review the Managing Partner's methodology of valuation or to conduct an independent valuation.

PARTNERSHIP BORROWINGS - RISKS OF LEVERAGE

         On February 16, 1994, the General Partners approved an investment policy allowing the Partnership to borrow an amount up to 20% of its partners' capital for Follow-on Investments. The Partnership is permitted under the Investment Company Act to borrow funds if, immediately after the borrowing, it will have an asset coverage (as defined in the Investment Company Act) of at least 200%. The amount and nature of any Partnership borrowing will depend upon a number of factors over which neither the Independent General Partners, the Management Company, nor the Managing Partner has control, including general economic conditions, conditions in the financial markets and the impact of the financing on the tax treatment of the limited partners.

         As a result of borrowing money, the partnership is exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage, even on a short-term basis, could have the effect of magnifying increases or decreases in the Partnership's net asset value. While the "spread" between the current yield on the Partnership's investments and the cost of any loan would augment the partners' return from the Partnership, if the spread narrows (because of an increase in the cost of debt or insufficient income on the Partnership's investments), distributions to the partners would be adversely affected. If the spread were reversed, the Partnership might be unable to meet its obligations to its lenders, which might then seek to cause the Partnership to liquidate some or all of its investments. There can be no assurance that the Partnership would realize full value for its investments or recoup all of its capital if its portfolio investments were involuntarily liquidated.

         The costs of borrowing money may exceed the income from the portfolio securities purchased by the Partnership with the borrowed money. The Partnership will suffer a decline in net asset value if the investment performance of the additional securities purchased with borrowed money fails to cover their cost to the Partnership (including any interest paid on the money borrowed). A decline in net asset value could affect the ability of the Partnership to make distributions to partners. If the asset coverage for debt securities issued by the Partnership declines to less than 200 percent (as a result of market fluctuations or otherwise), the Partnership may be required to sell a portion of its investments when it may be disadvantageous to do so.

OPERATING EXPENSES

         The Management Company, at its expense, provides the Partnership with office space, facilities, equipment and personnel (whose salaries and benefits are paid by the Management Company) necessary for the conduct of the Partnership's business and pays all costs related to proposed acquisitions of portfolio securities that are not completed, unless such proposed acquisitions have been previously approved by the Independent General Partners.

         The Partnership pays certain expenses relating to its operations, including: the Management Fee; the Management Company Incentive Fee; and the Fund Administration Fee (all as defined under "Management Agreement"); fees and expenses of the Independent General Partners; finder's fees; direct costs of proposed investments in Portfolio Companies, whether or not completed, if such proposed investments have been approved for acquisition by the Independent General Partners; fees of unaffiliated transfer agents, registrars and disbursing agents; portfolio transaction expenses; interest, legal and accounting expenses; costs of printing and mailing proxy materials and reports to limited partners; custodian fees; taxes; litigation costs; costs of disposing of investments including brokerage fees and commissions; and other extraordinary or nonrecurring expenses properly payable by the Partnership.

CUSTODIAN

         The Partnership acts as the custodian of its securities to the extent permitted under the Investment Company Act and is subject to the restrictions imposed on self-custodians by the Investment Company Act and the rules and regulations thereunder. The Partnership has entered into an agreement with Southwest Guaranty Trust Company, Houston, Texas, with respect to the safekeeping of such securities. The principal business office of such trust company is 2121 Sage Road, Suite 150, Houston, Texas 77056.

TRANSFER AND DISBURSING AGENT

         The Management Company acts as the transfer agent and disbursing agent for the Partnership. The Management Company is paid for such services on terms approved by the Independent General Partners as being no less favorable to the Partnership than those obtainable from unaffiliated parties.

RISK FACTORS

         An investment in Units of limited partnership interest in the Partnership involves a number of risks due to the nature of the Partnership's investment portfolio. Investments in mezzanine securities involve a high degree of business and financial risk and can result in substantial losses. In the event that a Portfolio Company cannot generate adequate cash flow to meet its debt service, the Partnership's investment could be reduced or eliminated through foreclosure on the Portfolio Company's assets or the Portfolio Company's reorganization or bankruptcy. The Enhanced Yield Investments acquired by the Partnership may require four to seven years to reach maturity and generally are illiquid. This lack of liquidity may preclude or delay any disposition of such investments, or reduce proceeds that might otherwise be realized from any such dispositions. After its initial investment in a Portfolio Company, the Partnership may be called upon from time to time to provide additional funds to such company. There can be no assurance that the Partnership will have sufficient funds, or be willing, to make such investments. The Partnership's inability or unwillingness to make a Follow-on Investment could adversely affect an investment in a Portfolio Company. The Partnership is a "non-diversified" company as defined in the Investment Company Act. The Partnership is not limited in the proportion of its assets that may be invested in securities of a single issuer, and, accordingly, an investment in the Partnership may, under certain circumstances, present greater risk to an investor than an investment in a diversified company. Also see "Partnership Borrowings."

         Valuation of Investments - Enhanced Yield Investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of partners' capital. Investments in companies whose securities are publicly-traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities, if applicable. Cost is used to approximate fair value until significant developments affecting an Enhanced Yield Investment provide a basis for use of an appraisal valuation. Thereafter, Enhanced Yield Investments are carried at appraised values as determined quarterly by the Managing Partner, subject to the approval of the Independent General Partners. The fair values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial condition of the issuer. Because of the inherent uncertainty of the valuation of Enhanced Yield Investments which do not have readily ascertainable market values, the Managing Partner's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for such investments.

REGULATION

         The Investment Advisers Act of 1940 (the "Investment Advisers Act") generally prohibits investment advisers from entering into investment advisory contracts with an investment company that provide for compensation to the investment adviser on the basis of a share of capital gains upon or capital appreciation of the portfolio investments or any portion of the funds of the investment company. The Investment Advisers Act, however, does permit the payment of compensation based on capital gains in an investment advisory contract between an investment adviser and a business development company. The Partnership has elected to be treated as a business development company under the Investment Company Act in order to provide for incentive compensation to the Management Company and the Managing Partner based on the capital appreciation of the Partnership's investments.

         The Partnership may not withdraw its election to be treated as a business development company without first obtaining the approval of a majority in interest of its limited partners. The following brief description of the Investment Company Act is qualified in its entirety by reference to the full text of the Investment Company Act and the rules thereunder.

         A business development company must be operated for the purpose of investing in the securities of certain present and former "eligible portfolio companies" or certain bankrupt or insolvent companies and must make available significant managerial assistance to portfolio companies. An eligible portfolio company generally is a company that (i) is organized under the laws of, and has its principal place of business in, any state or states, (ii) is not an investment company and (iii)(a) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list, (b) is actively controlled by the business development company acting either alone or as part of a group acting together and an affiliate of the business development company is a member of the portfolio company's board of directors or (c) meets such other criteria as may be established by the SEC. Control is presumed to exist where the business development company owns more than 25% of the outstanding voting securities of a Portfolio Company.

         "Making available significant managerial assistance" is defined under the Investment Company Act to mean (i) any arrangement whereby a business development company, through its directors, officers, employees or general partners, offers to provide and, if accepted, does provide significant guidance and counsel concerning the management, operations or business objectives or policies of a portfolio company or (ii) the exercise of a controlling influence over the management or policies of a portfolio company by the business development company acting individually or as part of a group of which the business development company is a member acting together which controls such company. A business development company may satisfy the requirements of clause (i) with respect to a portfolio company by purchasing securities of such a company as part of a group of investors acting together if one person in such group provides the type of assistance described in such clause. However, the business development company will not satisfy the general requirement of making available significant managerial assistance if it only provides such assistance indirectly through an investor group. A business development company need only extend significant managerial assistance with respect to Portfolio Companies which are treated as Qualifying Assets (as defined below) for the purpose of satisfying the 70% test discussed below.

         The Investment Company Act prohibits or restricts the Partnership from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the Investment Company Act limits the type of assets that the Partnership may acquire to "Qualifying Assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of the Partnership's total assets consists of qualifying assets. Qualifying Assets include (i) securities of companies that were eligible portfolio companies at the time that the Partnership acquired their securities; (ii) securities of companies that are actively controlled by the Partnership; (iii) securities of bankrupt or insolvent companies that are not otherwise eligible Portfolio Companies; (iv) securities acquired as Follow-on Investments in companies that were eligible Portfolio Companies at the time of the Partnership's initial acquisition of their securities but are no longer eligible Portfolio Companies, provided that the Partnership has maintained a substantial portion of its initial investment in such companies; (v) securities received in exchange for or distributed on or with respect to any of the foregoing; and (vi) cash items, government securities and high-quality, short-term debt. The Investment Company Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for such securities to be considered Qualifying Assets. As a general matter, Qualifying Assets may only be purchased from the issuer or an affiliate in a transaction not constituting a public offering. The Partnership may not purchase any security on margin, except such short-term credits as are necessary for the clearance of portfolio transactions, or engage in short sales of securities.

         The Partnership is permitted by the Investment Company Act, under specified conditions, to issue multiple classes of senior debt and a single class of limited partners' interests senior to the Units if its asset coverage, as defined in the Investment Company Act, is at least 200% after the issuance of the debt or the senior limited partners' interests. In addition, provision must be made to prohibit any distribution to limited partners for the repurchase of any Unit unless the asset coverage ratio is at least 200% at the time of the distribution or repurchase.

         The Partnership may sell its securities at a price that is below the prevailing net asset value per Unit only upon the approval of the policy by limited partners holding a majority of the Units issued by the Partnership, including a majority of Units held by nonaffiliated Limited Partners. In addition, the Partnership may repurchase its Units, subject to the restrictions of the Investment Company Act.

         Many of the transactions involving the Partnership and its affiliates (as well as affiliates of such affiliates) require the prior approval of a majority of the Independent General Partners and a majority of the Independent General Partners having no financial interest in the transactions. However, certain transactions involving closely affiliated persons of the Partnership, including its General Partners and the Management Company, require the prior approval of the SEC. In general (a) any person who owns, controls or holds with power to vote more than 5% of the outstanding Units, (b) any director, executive officer or general partner of such person and (c) any person who directly or indirectly controls, is controlled by or is under common control with such person, must obtain the prior approval of a majority of the Independent General Partners and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the Partnership or any company controlled by the Partnership. In accordance with the Investment Company Act, a majority of the General Partners must be persons who are not "interested persons" as defined in such act. Except for certain transactions which must be approved by the Independent General Partners, the Investment Company Act generally does not restrict transactions between the Partnership and its Portfolio Companies.

ITEM 2.  PROPERTIES.

         The Partnership does not have an interest in any physical properties.

ITEM 3.  LEGAL PROCEEDINGS.

         The Partnership is not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1995.

ITEM 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS.

         There is no established public trading market for the Partnership's Units. The Partnership had 1,413 limited partners at December 31, 1995, and made cash distributions of $184,650 to limited partners during 1993. Amounts distributed to limited partners from net investment income were $15.00 per Unit outstanding in 1993. No distributions were made in 1995 or 1994.

Item 6.  SELECTED FINANCIAL DATA.

         Following is a summary of selected financial data of the Partnership for the five years ended December 31, 1995.

                                          1995              1994            1993             1992            1991
                                          ----              ----            ----             ----            ----

Investment income              $       340,077    $      118,642  $      441,432   $      454,019   $     760,647

Net investment
  income (loss)                $      (131,580)   $     (100,715) $      (46,618)  $     (164,949)  $     321,439

Realized loss on
  sales of enhanced
  yield investments, net       $      (586,826)   $         -     $     (150,000)  $        -       $       -

Increase (decrease) in
  unrealized appreciation
  of enhanced yield
  investments, net             $     3,173,151    $     (905,491) $      604,287   $    1,321,494   $     140,000

Total increase (decrease) in
   partners' capital from
   operations                  $     2,454,745    $   (1,006,206) $      407,669   $    1,156,545   $     461,439

Distributions to partners      $         -        $         -     $      186,568   $      189,377   $     316,704

Total assets                   $    13,572,950    $   11,976,122  $   11,919,896   $   11,657,611   $  10,498,649

Partners' capital, end of year $    13,086,817    $   10,632,072  $   11,638,278   $   11,417,177   $  10,450,009

Cost of enhanced yield invest-
   ments made during year      $       561,044    $    2,012,183  $    2,413,438   $    3,951,774   $   5,562,177

Net cash provided (used) by
  operating activities         $      (222,266)   $     (256,155) $      (94,322)  $       22,404   $     162,033

PER UNIT OF LIMITED PARTNERS' INTEREST:
Net investment
   income (loss)               $        (10.58)   $        (8.10) $        (3.75)  $       (13.26)  $       25.84

Realized loss on
  sales of enhanced
  yield investments, net       $        (47.18)   $         -     $       (12.02)  $        -       $       -

Increase (decrease) in
  unrealized appreciation
  of enhanced yield
  investments, net             $        255.12    $       (72.20) $        57.36   $        96.88   $       11.26

Distributions to partners      $         -        $          -    $        15.00   $        15.23   $       25.46

Partners' capital, end of year $      1,050.33    $       852.97  $       933.27   $       906.68   $      838.29

                                      -13-

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

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

         At December 31, 1995, the Partnership had $9,152,957 (at cost) invested in Enhanced Yield Investments of nine companies, and had committed to invest up to an additional $60,000 in the Enhanced Yield Investments of one existing Portfolio Company under certain conditions of which $20,000 was invested in January of 1996.

         At December 31, 1995, the Partnership had $19,407 in cash. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments or borrowings. The Partnership has a $750,000, prime rate, revolving line of credit with a bank, to be used for Follow-on Investments. The Partnership had $400,000 outstanding under such line of credit at December 31, 1995, which is due on September 30, 1996. Management believes that temporary cash investments, proceeds from existing Enhanced Yield Investments and the revolving line of credit provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments.

         Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSES

         Net investment loss after all expenses amounted to $131,580, $100,715 and $46,618 for the years ended December 31, 1995, 1994 and 1993, respectively. Interest income from temporary cash investments was $2,818, $9,528 and $38,563 for the years ended December 31, 1995, 1994 and 1993, respectively. The decreases in 1995 and 1994 were due to the decrease in the amounts available for temporary cash investments as the Partnership invested in additional Enhanced Yield Investments. The Partnership earned $337,259, $109,114 and $402,869 in income from Enhanced Yield Investments during the years ended December 31, 1995, 1994 and 1993, respectively. The decrease in 1994 was due to a decrease in the amounts invested in Enhanced Yield Investments bearing current yields and the reversal of $96,212 in accrued interest receivable related to the Partnership's investment in one company. In addition, two Portfolio Companies which paid dividends of $167,962 and $128,595 on preferred stock held by the Partnership in 1995 and 1993, respectively, did not declare or pay dividends in 1994.

         The Management Company receives a management fee equal to 2.5% of the Available Capital, as defined. Such fee amounted to $226,180, $247,120 and $263,858 for the years ended December 31, 1995, 1994 and 1993, respectively. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns
                                      -13-

of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $4,241,362 and $2,960,698 at December 31, 1995 and 1994, respectively.
Deferred incentive fees of $235,494 were accrued at December 31, 1993. During 1994, the Partnership reversed the accrual of all deferred incentive fees, due to an increase in the accrued priority return and a decrease in net unrealized appreciation on Enhanced Yield Investments in 1994. Deferred incentive fee expense (income) of ($235,494) and $55,535 is included in the Statements of Operations for the years ended December 31, 1994 and 1993, respectively. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

REALIZED LOSS ON ENHANCED YIELD INVESTMENTS

         During 1995, the Partnership realized a net capital loss of $586,826 on the disposition of Enhanced Yield Investments in two companies. During September 1995, the Partnership sold 24,000 shares of Garden Ridge Corporation ("GRDG") common stock for $732,000 and realized a net capital gain of $726,667. In addition, in connection with a GRDG stock split in May 1995, the Partnership received $7 for a fractional share which was recorded as a realized capital gain. In December 1995, the Partnership realized a loss of $1,313,500 on its investment in CMC Holdings, Inc.

         In 1994, the Partnership sold 1,464 shares of GRDG to management of GRDG, under a pre-existing incentive option to acquire such shares, for $1,464, the original cost to the Partnership.

         In December 1993, the Partnership foreclosed on certain assets of Tennis Cards, Inc. and realized a net capital loss of $150,000.

UNREALIZED GAINS ON ENHANCED YIELD INVESTMENTS

         Unrealized appreciation of Enhanced Yield Investments increased by $3,173,151 during the year ended December 31, 1995. Such net increase resulted from the increase of $5,517,158 in the estimated fair value of Enhanced Yield Investments of two companies, the decrease of $3,196,340 in the estimated fair value of Enhanced Yield Investments of four companies and the transfer of $852,333 from net unrealized depreciation to realized capital losses due to the sale of Enhanced Yield Investments in two companies.

         Unrealized appreciation of Enhanced Yield Investments decreased by $905,491 during the year ended December 31, 1994. Such net decrease resulted from the increase of $750,312 in the estimated fair value of Enhanced Yield Investments of three companies and the decrease of $1,655,803 in the estimated fair value of Enhanced Yield Investments of three companies. The decrease in value of Enhanced Yield Investments in two companies was exacerbated by the need, pursuant to the Partnership's accounting policies, to record discounts aggregating $1,041,080 from the actual public market price of such securities at December 31, 1994.

         Unrealized appreciation of Enhanced Yield Investments increased $604,287 during the year ended December 31, 1993. Such increase resulted from the increase of $1,354,449 in the estimated fair values of Enhanced Yield Investments of four companies and the decrease of $750,162 in the estimated fair values of Enhanced Yield Investments of one company.

DISTRIBUTIONS

         The Partnership made no cash distributions during 1995 and 1994. During 1993, the Partnership made cash distributions of $186,568. The limited partners' share of such distributions amounted to

$15.00 per Unit during 1993. Cumulative cash distributions to limited partners from inception to December 31, 1995, were $873,297, or $75.53 per weighted average number of Units outstanding.

ENHANCED YIELD INVESTMENTS

         The Partnership made follow-on investments of $561,044 in Enhanced Yield Investments of four companies during the year ended December 31, 1995. In May 1995, the Partnership acquired 250 shares of MaxTech Holdings, Inc., formerly Maxim Technologies, Inc. ("Maxim"), common stock for $250. Maxim was set up to be the holding company of HIHUSA, Inc. and Maxim Engineers, Inc. ("MEI"). The Partnership then exchanged its 15,531 shares of common stock and 1,500,000 shares of preferred stock of MEI for 59,625 shares of common stock and 2,200,000 shares of preferred stock of Maxim.

         On December 31, 1995, the Partnership converted its Series A and Series B preferred stock of Champion Healthcare Corporation ("CHC") into 217,708 and 21,077 shares of CHC common stock, respectively. In addition, the Partnership received 42,218 shares of CHC common stock as a payment of $145,784 in preferred stock dividends and as an inducement to enter into the transaction and to forego any additional dividends on the Series C preferred stock of CHC.

         In 1995, the Partnership advanced $275,000 and $90,000 to CMC Holdings, Inc. in exchange for 12% and 8% promissory notes, respectively. On December 22, 1995, Equus exchanged $1,174,500 in subordinated debentures and promissory notes due from CMC Holdings, Inc., for 740 shares of common stock, a $400,000, 12% promissory note and a $90,000, 8% promissory note of E-B Holdings, Inc. The CMC Holdings notes were secured by the assets of two restaurants which were foreclosed on, and are now operated by E-B Holdings, Inc.

         On May 9, 1995, GRDG effected a 4.5-for-1 stock split of its outstanding common stock in connection with an initial public offering ("IPO") of its common stock. The number of shares held by the Partnership has been adjusted to reflect such stock split. In June 1995, the Partnership exercised its warrants and acquired 7,501 shares of GRDG for $50,010. On December 31, 1995, the Partnership exchanged its $45,100 note receivable from Independent Gas Company Holdings, Inc. for 1,305 shares of common stock, 45 shares of Series C preferred stock and $100 in cash.

         During the year ended December 31, 1994, the Partnership made follow-on investments of $2,012,183 in five companies.

         During the year ended December 31, 1993, the Partnership invested $1,558,350 in two new companies. In addition, the Partnership made follow-on investments of $855,088 in three existing companies.

         Of the companies in which the Partnership has investments at December 31, 1995, only CHC, Drypers Corporation and GRDG are publicly-held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

SUBSEQUENT EVENTS

         During January 1996, the Partnership advanced an additional $20,000 to E-B Holdings, Inc. under an 8% subordinated promissory note.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Report of Independent Public Accountants

To the Independent General Partners of
   Equus Capital Partners, L.P.:

         We have audited the accompanying statements of assets, liabilities and partners' capital of Equus Capital Partners, L.P. (a Delaware limited partnership), including the schedules of enhanced yield investments, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995, and the selected per unit data and ratios for each of the five years in the period ended December 31, 1995. These financial statements and selected per unit data and ratios are the responsibility of Equus Capital Corporation (the "Managing Partner"). Our responsibility is to express an opinion on these financial statements and selected per unit data and ratios based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per unit data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical verification or confirmation of securities owned as of December 31, 1995 and 1994. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements and selected per unit data and ratios referred to above present fairly, in all material respects, the financial position of Equus Capital Partners, L.P. as of December 31, 1995 and 1994, and the results of its operations, changes in its partners' capital and its cash flows for each of the three years in the period ended December 31, 1995, and the selected per unit data and ratios for each of the five years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

         As discussed in Note 3, the financial statements include enhanced yield investments valued at $13,486,398 (103% of partners' capital) and $11,876,797 (112% of partners' capital) as of December 31, 1995 and 1994, respectively, whose values have been estimated by the Managing Partner and approved by the Independent General Partners in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing Partner in arriving at its estimate of value of such investments and have inspected the underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, the Managing Partner's estimate of values may differ significantly from the values that would have been used had a ready market existed for the investments and the differences could be material.

/s/Arthur Andersen LLP
   ARTHUR ANDERSEN LLP
Houston, Texas
February 23, 1996

                          EQUUS CAPITAL PARTNERS, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                           DECEMBER 31, 1995 AND 1994



                                                      1995          1994
                                               -----------   -----------


ASSETS

Enhanced yield investments, at fair
  value (cost of $9,152,957 and $10,716,507,
  respectively) ............................   $13,486,398   $11,876,797
Temporary cash investments, at cost
  which approximates fair value ............          --          13,589
Cash .......................................        19,407         5,676
Accounts receivable ........................           100          --
Accrued interest receivable ................        67,045        80,060
                                               -----------   -----------

          Total assets .....................   $13,572,950   $11,976,122
                                               ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable .........................   $    36,300   $    44,050
  Note payable .............................       400,000     1,300,000
  Due to management company ................        49,833          --
                                               -----------   -----------

          Total liabilities ................       486,133     1,344,050
                                               -----------   -----------

Commitments and contingencies

Partners' capital:
  Managing partner .........................       153,417       128,870
  Independent general partners .............         3,824         3,127
  Limited partners (12,310 Units
    issued and outstanding) ................    12,929,576    10,500,075
                                               -----------   -----------

          Total partners' capital ..........    13,086,817    10,632,072
                                               -----------   -----------

          Total liabilities and
          partners' capital ................   $13,572,950   $11,976,122
                                               ===========   ===========
                                      -17-

                          The accompanying notes are an
                  integral part of these financial statements.
                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                  1995           1994           1993
                                                              -----------    -----------    -----------

Investment income:

  Income from enhanced yield investments ..................   $   337,259    $   109,114    $   402,869
  Interest from temporary cash investments ................         2,818          9,528         38,563
                                                              -----------    -----------    -----------

    Total investment income ...............................       340,077        118,642        441,432
                                                              -----------    -----------    -----------

Expenses:

  Management fee ..........................................       226,180        247,120        263,858
  Deferred incentive fees .................................          --         (235,494)        55,535
  Independent general partner fees ........................        61,515         61,500         64,658
  Professional fees .......................................        49,308         45,515         55,929
  Mailing and printing expenses ...........................        22,878         42,198         26,890
  Interest expense ........................................        90,656         37,383           --
  Administrative fees .....................................        21,120         21,135         21,180
                                                              -----------    -----------    -----------

    Total expenses ........................................       471,657        219,357        488,050
                                                              -----------    -----------    -----------

Net investment loss .......................................      (131,580)      (100,715)       (46,618)
                                                              -----------    -----------    -----------

Realized loss on sales of enhanced
  yield investments, net ..................................      (586,826)          --         (150,000)
                                                              -----------    -----------    -----------

Unrealized appreciation of enhanced yield investments, net:
  End of year .............................................     4,333,441      1,160,290      2,065,781
  Beginning of year .......................................     1,160,290      2,065,781      1,461,494
                                                              -----------    -----------    -----------

    Increase (decrease) in unrealized
      appreciation, net ...................................     3,173,151       (905,491)       604,287
                                                              -----------    -----------    -----------

    Net increase (decrease) in partners'
      capital from operations .............................   $ 2,454,745    $(1,006,206)   $   407,669
                                                              ===========    ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.
                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                   INDEPENDENT
                                                              MANAGING              GENERAL             LIMITED
                                      TOTAL                    PARTNER             PARTNERS            PARTNERS



Partners' capital,
    December 31, 1992                $11,417,177              $252,644              $3,316            $11,161,217
                                    ------------             ---------            --------           ------------

Investment activities:
    Investment income                    441,432                 4,415                 125                436,892
    Expenses                             488,050                 4,881                 136                483,033
                                    ------------             ---------            --------           ------------

      Net investment loss                (46,618)                 (466)                (11)               (46,141)

Realized loss on enhanced
    yield investment, net               (150,000)               (2,037)                (43)              (147,920)

Increase (decrease) in unrealized
    appreciation of enhanced
    yield investments, net               604,287              (101,944)                202                706,029

Distributions to partners               (186,568)               (1,865)                (53)              (184,650)
                                    ------------             ---------            --------           ------------

Net increase (decrease) in
    partners' capital                    221,101              (106,312)                 95                327,318
                                    ------------             ---------            --------           ------------

Partners' capital,
    December 31, 1993                $11,638,278              $146,332              $3,411            $11,488,535
                                    ------------             ---------            --------           ------------

Investment activities:
    Investment income               $    118,642           $   1,186             $    34           $    117,422
    Expenses                             219,357               2,193                  63                217,101
                                    ------------           ---------             -------           ------------

      Net investment loss               (100,715)             (1,007)                (29)               (99,679)

Decrease in unrealized appre-
    ciation of enhanced
    yield investments, net              (905,491)            (16,455)               (255)              (888,781)
                                    ------------             -------              ------             ----------

Net decrease in partners'
    capital                           (1,006,206)            (17,462)               (284)              (988,460)
                                    ------------             ---------            --------           ------------

Partners' capital,
    December 31, 1994                 10,632,072             128,870               3,127             10,500,075
                                     -----------            --------            --------           ------------

Investment activities:
    Investment income                    340,077               3,400                  97                336,580
    Expenses                             471,657               4,717                 134                466,806
                                    ------------           ---------             -------           ------------

      Net investment loss               (131,580)             (1,317)                (37)              (130,226)

Realized loss on sales of
    enhanced yield
    investments, net                    (586,826)             (5,868)               (167)              (580,791)

Increase in unrealized appre-
    ciation of enhanced
    yield investments, net             3,173,151              31,732                 901              3,140,518
                                    ------------           ---------             -------           ------------

Net increase in partners'
    capital                            2,454,745              24,547                 697              2,429,501
                                    ------------           ---------             -------           ------------

Partners' capital
    December 31, 1995                $13,086,817            $153,417              $3,824            $12,929,576
                                     ===========            ========              ======            ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                               1995              1994            1993
                                                                               ----              ----            ----

Cash flows from operating activities:
    Interest received .....................................................   $   207,308    $   200,770    $   352,544
    Cash paid to management company,
      general partners, bank and suppliers ................................      (429,574)      (456,925)      (446,866)
                                                                              -----------    -----------    -----------

      Net cash used by operating activities ...............................      (222,266)      (256,155)       (94,322)
                                                                              -----------    -----------    -----------

Cash flows from investing activities:
    Purchase of enhanced yield investments ................................      (415,260)    (2,012,183)    (2,378,863)
    Sale of enhanced yield investments ....................................       732,007          1,464           --
    Repayment of enhanced yield investments ...............................       805,661        391,300        495,726
    Purchase of temporary cash investments ................................          --             --         (100,000)
    Maturities of temporary cash investments ..............................          --             --          399,000
                                                                              -----------    -----------    -----------

      Net cash provided (used) by investing
        activities ........................................................     1,122,408     (1,619,419)    (1,584,137)
                                                                              -----------    -----------    -----------

Cash flows from financing activities:
    Advances on note payable from bank ....................................       556,500      1,400,000           --
    Repayments on note payable to bank ....................................    (1,456,500)      (100,000)          --
    Distributions to partners .............................................          --             --         (186,568)
                                                                              -----------    -----------    -----------

      Net cash provided (used) by financing
        activities ........................................................      (900,000)     1,300,000       (186,568)
                                                                              -----------    -----------    -----------

Net increase (decrease) in cash and
    cash equivalents ......................................................           142       (575,574)    (1,865,027)

Cash and cash equivalents at
    beginning of year .....................................................        19,265        594,839      2,459,866
                                                                              -----------    -----------    -----------

Cash and cash equivalents at end
    of year ...............................................................   $    19,407    $    19,265    $   594,839
                                                                              ===========    ===========    ===========

Reconciliation of increase (decrease)
    in partners' capital from operations to
    net cash used by operating activities:

Increase (decrease) in partners' capital
    from operations .......................................................   $ 2,454,745    $(1,006,206)   $   407,669

    Adjustments to reconcile increase (decrease) in partners' capital from operations to net cash used by operating activities: Realized loss on sales of enhanced yield
        investments, net ..................................................       586,826           --          150,000
      Decrease (increase) in unrealized appreciation
        of enhanced yield investments, net ................................    (3,173,151)       905,491       (604,287)
      Decrease (increase) in accounts receivable ..........................          --              938           (938)
      Accrued interest or dividends exchanged for
        enhanced yield investments ........................................      (145,784)          --             --
      Decrease (increase) in accrued
        interest receivable ...............................................        13,015         81,190        (87,950)
      Decrease in accounts payable ........................................        (7,750)        (2,074)       (14,351)
      Increase in due to management company ...............................        49,833           --             --
      Increase (decrease) in deferred incentive fees ......................          --         (235,494)        55,535
                                                                              -----------    -----------    -----------

Net cash used by operating activities .....................................   $  (222,266)   $  (256,155)   $   (94,322)
                                                                              ===========    ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                        SELECTED PER UNIT DATA AND RATIOS
                   FOR THE FIVE YEARS ENDED DECEMBER 31, 1995

                                                   1995           1994           1993          1992          1991
                                                   ----           ----           ----          ----          ----

Investment income                              $    27.34    $     9.54     $    35.49    $    36.50      $   61.15

Expenses                                            37.92         17.64          39.24         49.76          35.31
                                               ----------    ----------     ----------   -----------     ----------

Net investment income (loss)                   $   (10.58)   $    (8.10)    $    (3.75)   $   (13.26)     $   25.84
                                               ==========    ==========     ==========    ==========      =========

Realized loss on sales of enhanced
  yield investments, net                       $   (47.18)  $       -       $   (12.02)   $      -        $      -
                                               ==========   ===========     ==========    ===========     =========

Increase (decrease) in unrealized
  appreciation of enhanced
  yield investments, net                       $   255.12     $  (72.20)    $    57.36    $    96.88      $   11.26
                                               ==========     =========     ==========    ==========      =========

Net increase (decrease) in partners'
  capital from operations                      $   197.36     $  (80.30)    $    41.59    $    83.62      $   37.10
                                               ==========     =========     ==========    ==========      =========

Distributions to partners                      $    -         $    -        $    15.00    $    15.23      $   25.46
                                               ==========     =========     ==========    ==========      =========

Partners' capital, end of year                 $ 1,050.33     $  852.97     $   933.27     $  906.68      $  838.29
                                               ==========     =========     ==========     =========      =========

Ratio of expenses to average
  partners' capital                                  3.98%         1.97%          4.27%         5.70%         4.24%

Ratio of net investment income
  (loss) to average
  partners' capital                                (1.11)%       (0.91)%        (0.41)%       (1.52)%         3.10%

Ratio of total increase (decrease)
  in partners' capital from
  operations to average
  partners' capital                                 20.74%       (8.99)%          4.52%         9.58%         4.46%

                                           The accompanying notes are an
                                   integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                DECEMBER 31, 1995

                                                           DATE OF
   PORTFOLIO COMPANY                                   INITIAL INVESTMENT               COST             FAIR VALUE
   -----------------                                   ------------------               ----             ----------
Artegraft, Inc.                                            January 1993
  -  12% senior term promissory note                                              $    259,300         $    259,300
  -  12% junior term promissory note                                                   250,000              250,000
  -  Warrant to buy up to 1,000 shares of
     common stock at $.01 per share
     through December 31, 2002                                                              10               63,325
  -  Warrant to buy up to 4,000 shares
     of common stock at $25 per share
     through December 31, 2002                                                              40              186,675

Champion Healthcare Corporation (AMEX - CHC)                 April 1991
  -  333,755 shares of common stock                                                  1,147,781            1,575,746
  -  1,300 shares of Series C convertible
     preferred stock                                                                    23,400               23,400
  -  Warrants to buy up to 1,894 shares of
     common stock at $5.90 per share through
     June 1, 1999                                                                         -                    -

Drypers Corporation (NASDAQ - DYPR)                           July 1991
  -  224,344 shares of common stock                                                  1,309,000              595,914
  -  Warrants to buy up to 1,357
     shares of common stock at $4
     per share through June 30, 1998                                                      -                     -

E-B Holdings, Inc.                                         December 1995
  -  740 shares of common stock                                                        684,500                  -
  -  12% promissory note                                                               400,000              260,000
  -  8% promissory notes                                                                90,000               90,000

Garden Ridge Corporation (NASDAQ - GRDG)                       July 1992
  -  52,688 shares of common stock                                                     144,705            1,853,761

Independent Gas Company Holdings, Inc.                     February 1991
  -  16,267 shares of common stock                                                $     20,447         $     20,447
  -  1,281 shares of 9% Series A preferred stock                                     1,284,530            1,284,530
  -  215 shares of Series C preferred stock                                            215,000              215,000

Industrial Equipment Rentals, Inc.                             June 1993
  -  91,115 shares of common stock                                                         911                  911
  -  2,685 shares of 6% cumulative junior
     preferred stock                                                                   268,500              268,500
  -  12% subordinated debenture                                                        538,889              538,889

MaxTech Holdings, Inc.                                        March 1991
  (formerly Maxim Engineers, Inc.)
  -  59,875 shares of common stock                                                      15,781            2,986,000
  -  2,200,000 shares of 10% cumula-
     tive convertible preferred stock                                                1,500,000            3,014,000

Medifit of America, Inc.                                  September 1992
  -  190,476 shares of Series D preferred
     stock                                                                           1,000,000                 -
  -  Warrant to buy up to 9,054 shares
     of common stock at $3.75 per share
     through January 1, 1998                                                               163                 -
  -  Warrant to buy up to 76,379 shares
     of common stock at $.01 per share
     through January 1, 1998                                                               -                   -
                                                                                   --------------      ------------

      Total                                                                         $9,152,957          $13,486,398
                                                                                    ===============================

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                DECEMBER 31, 1995
                                   (CONTINUED)




Substantially all of the Partnership's Enhanced Yield Investments are restricted from public sale without prior registration under the Securities Act of 1933. The Partnership negotiates certain aspects of the method and timing of the disposition of the Partnership's Enhanced Yield Investments in each Portfolio Company, including registration rights and related costs. In connection with the investments in Champion Healthcare Corporation, E-B Holdings, Inc., Independent Gas Company Holdings, Inc., Industrial Equipment Rentals, Inc., MaxTech Holdings, Inc. and Medifit of America, Inc., rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Partnership does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

As defined in the Investment Company Act of 1940, the Partnership is considered to have controlling interest in E-B Holdings, Inc., Industrial Equipment Rentals, Inc. and MaxTech Holdings, Inc. The fair value of the Partnership's investments in Champion Healthcare Corporation, Drypers Corporation and Garden Ridge Corporation include discounts from the closing market price of $197,328, $105,161 and $187,899 to reflect the effects of restrictions on the sale of such securities at December 31, 1995. Such discounts total $490,388 or $39.44 per unit. Income was earned in the amount of $81,115, $42,394 and $279,015 for the years ended December 31, 1995, 1994 and 1993, respectively, on Enhanced Yield Investments of companies in which the Partnership has a controlling interest.

As defined in the Investment Company Act of 1940, all of the Partnership's investments are in eligible Enhanced Yield Investments. The Partnership provides significant managerial assistance to all of the Portfolio Companies in which it has invested except Artegraft, Inc. and Medifit of America, Inc. The Partnership provides significant managerial assistance to Portfolio Companies that comprise 95% of the total value of the Enhanced Yield Investments.


                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                DECEMBER 31, 1994

                                                            DATE OF
   PORTFOLIO COMPANY                                   INITIAL INVESTMENT               COST             FAIR VALUE
   -----------------                                   ------------------               ----             ----------

Artegraft, Inc.                                            January 1993
  -  12% senior term promissory note                                              $    358,900         $    358,900
  -  12% junior term promissory note                                                   250,000              250,000
  -  Warrant to buy up to 1,000 shares of
     common stock at $.01 per share
     through December 31, 2002                                                              10               63,325
  -  Warrant to buy up to 4,000 shares
     of common stock at $25 per share
     through December 31, 2002                                                              40              186,675

Champion Healthcare Corporation (AMEX-CHC)                   April 1991
  -  52,752 shares of common stock                                                      46,463              342,888
  -  831,177 shares of Series A convertible
     preferred stock                                                                   831,177            1,415,109
  -  10,538 shares of Series B convertible
     preferred stock                                                                   124,356              137,000
  -  1,300 shares of Series C convertible
     preferred stock                                                                    23,400               23,400
  -  Warrants to buy up to 1,894 shares of
     common stock at $5.90 through June 1999                                             -                    1,136

CMC Holdings, Inc.                                        November 1992
  -  74,000 shares of common stock                                                      74,000                  -
  -  148,000 shares of Series A cumulative
     preferred stock                                                                   148,000                  -
  -  11% subordinated debentures                                                     1,776,000              999,000
  -  12% promissory note                                                               125,000              125,000

Drypers Corporation (NASDAQ-DYPR)                             July 1991
  -  224,344 shares of common stock                                                  1,309,000            2,243,440
  -  Warrants to buy up to 1,357
     shares of common stock at $4
     per share through June 30, 1998                                                      -                   8,142

Garden Ridge Corporation (formerly
 Garden Ridge Pottery Corp.)                                  July 1992
  -  15,375 shares of common stock                                                $    100,029        $     422,813
  -  14,802 shares of 8% cumulative
     preferred stock                                                                    88,812               88,812
  -  Prime + 3%, minimum 9.5%
     subordinated notes                                                                363,233              363,233
  -  12% senior subordinated note                                                      166,680              166,680
  -  Warrants to buy up to 1,667 shares of
     common stock at $30 per share through
     December 15, 2003                                                                     -                    -

Independent Gas Company Holdings, Inc.                    February 1991
  -  14,962 shares of common stock                                                      20,447               20,447
  -  1,281 shares of 9% Series A preferred stock                                     1,284,530            1,284,530
  -  170 shares of Series C preferred stock                                            170,000              170,000
  -  10% bridge loan                                                                    45,100               45,100

Industrial Equipment Rentals, Inc.                            June 1993
  -  91,115 shares of common stock                                                         911                  911
  -  2,685 shares of 6% cumulative junior
     preferred stock                                                                   268,500              268,500
  -  12% subordinated debenture                                                        538,889              538,889

Maxim Engineers, Inc.                                        March 1991
  -  15,531 shares of common stock                                                      15,531               65,531
  -  1,500,000 shares of 10% cumulative,
     convertible preferred stock                                                     1,500,000            1,950,000
  -  Prime + 2%, $385,000 revolving line
     of credit                                                                          45,241               45,241

Medifit of America, Inc.                                  September 1992
  -  190,476 shares of Series D preferred
     stock                                                                        $  1,000,000         $    250,000
  -  10% demand note                                                                    42,095               42,095
  -  Warrant to buy up to 9,054 shares
     of common stock at $3.75 per share
     through January 1, 1998                                                               163                 -
  -  Warrant to buy up to 76,379 shares
     of common stock at $.01 per share
     through January 1, 1998
                                                                                           -                   -
                                                                                   -----------         ------------

      Total                                                                        $10,716,507          $11,876,797
                                                                                   ===========         ============

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


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

         The Partnership seeks to achieve current income and capital appreciation principally by making investments in securities consisting primarily of subordinated debt and related equity securities issued by companies to raise capital or in connection with leveraged acquisitions or recapitalizations ("Enhanced Yield Investments"). The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership will terminate no later than December 31, 1999, subject to the right of the Independent General Partners to extend the term for up to four additional years if they determine that such extension is in the best interest of the Partnership.

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

         The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. During 1994, the Partnership reversed the accrual of all deferred incentive fees, due to an increase in the accrued priority return and a decrease in net unrealized appreciation on Enhanced Yield Investments in 1994. Deferred incentive fee expense (income) of ($235,494) and $55,535 is included in the Statements of Operations for the years ended December 31, 1994 and 1993 respectively. Payment of the incentive fees is subject to the payment of $4,241,362 and $2,960,698 in cumulative accrued priority returns owed to limited partners at December 31, 1995 and 1994, respectively (See Note 4). The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. Certain officers of the Managing Partner serve as directors of Portfolio Companies, and receive and retain fees in consideration for such service. The Management Company also has management agreements with the Managing Partner and Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

         The Managing Partner is controlled by the Management Company which in turn is controlled by a privately owned corporation. The Managing Partner is also the managing general partner of EEAF and is a subordinated investment advisor to EQS.

(3)      SIGNIFICANT ACCOUNTING POLICIES

         Valuation of Investments - Enhanced Yield Investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of partners' capital. Investments in companies whose securities are publicly-traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities, if applicable. Cost is used to approximate fair value until significant developments affecting an Enhanced Yield Investment provide a basis for use of an appraisal valuation. Thereafter, Enhanced Yield Investments are carried at appraised values as determined quarterly by the Managing Partner, subject to the approval of the Independent General Partners. The fair values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial condition of the issuer. Because of the inherent uncertainty of the valuation of Enhanced Yield Investments which do not have readily ascertainable market values, the Managing Partner's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for such investments. Appraised values do not reflect brokers' fees, other normal selling costs or management incentive fees which might become payable on disposition of such investments. Such management incentive fees are recorded in total in the Partnership's Financial Statements. (See Note 2).

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

(4)      ALLOCATIONS AND DISTRIBUTIONS

         The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $4,241,362 and $2,960,698 at December 31, 1995 and 1994, respectively, is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized.

         Income from any source other than Enhanced Yield Investments is generally allocated to the partners in proportion to the partners' capital contributions. Indirect expenses of the Partnership are allocated between Enhanced Yield Investments and Temporary Cash Investments on a pro-rata basis based on the average assets from each type of investment.

         Subject to certain provisions in the Partnership agreement, net investment income and gains and losses on investments are generally allocated between the general partners and the limited partners on the same basis as cash distributions.

(5)      TEMPORARY CASH INVESTMENTS

         Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest at 4.5% at December 31, 1995.

(6)      ENHANCED YIELD INVESTMENTS

         The Partnership made follow-on investments of $561,044 in Enhanced Yield Investments of four Portfolio Companies during the year ended December 31, 1995, including $145,784 in dividends received in the form of common stock from Champion Healthcare Corporation.

         During 1995, the Partnership realized net capital losses on sales of Enhanced Yield Investments of $586,826. On May 9, 1995, Garden Ridge Corporation effected a 4.5-for-1 stock split of its outstanding common stock in connection with an initial public offering ("IPO") of its common stock. The number of shares held by the Partnership has been adjusted to reflect such stock split. In connection with the stock split, the Partnership received $7 for a fractional share which was recorded as a realized capital gain. Subsequent to the IPO, Garden Ridge Corporation redeemed $88,812 in preferred stock and repaid the $529,913 in subordinated debt held by the Partnership. In September 1995, the Partnership sold 24,000 shares of Garden Ridge Corporation for $732,000 realizing a capital gain of $726,667. In December 1995, the Partnership realized a capital loss of $1,313,500 on the disposition of its investment in CMC Holdings, Inc.

         The Partnership made follow-on investments of $2,012,183 in Enhanced Yield Investments of five Portfolio Companies during the year ended December 31, 1994.

         The Partnership invested $1,558,350 in Enhanced Yield Investments of two new companies and made follow-on investments of $855,088 in three existing companies during the year ended December 31, 1993. The Partnership was also repaid its bridge loan investments in Independent Gas Company Holdings, Inc. ("IGC") and its notes from Champion Healthcare Corporation. On December 29, 1993, the Partnership realized a $150,000 capital loss on its investment in Tennis Cards, Inc.

(7)      NOTE PAYABLE

         On March 31, 1994, the Partnership entered into a $1,500,000 revolving line of credit note payable with a bank. The line of credit was increased to $1,750,000 in March 1995, and then reduced to $750,000 in September 1995. This prime rate line of credit is used to fund the Partnership's follow-on investments. The prime rate was 8.5% at December 31, 1995. On December 31, 1995 and 1994, the Partnership had $400,000 and $1,300,000, respectively, outstanding under such line of credit, which is due September 30, 1996. The line of credit is secured by the Partnership's investment in Drypers Corporation and Champion Healthcare Corporation. The average daily balance outstanding on such line of credit during the years ended December 31, 1995 and 1994 was $891,801 and $498,727, respectively.

(8)      COMMITMENTS AND CONTINGENCIES

         The Partnership has committed to invest, under certain circumstances, up to an additional $60,000 in E-B Holdings, Inc. The temporary cash investments, proceeds from existing Enhanced Yield Investments and revolving line of credit provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain follow-on Investments.

(9)      SUBSEQUENT EVENTS

         During January 1996, the Partnership advanced an additional $20,000 to E-B Holdings, Inc. under an 8% subordinated promissory note.

ITEM9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Partnership has no directors or officers. On December 31, 1995, the Partnership was managed by the Managing Partner and three Independent General Partners.

         Certain information regarding the Independent General Partners is set forth below:

         John M. Ivancevich, age 56, has been an Independent General Partner of the Partnership since 1989. He has been Executive Vice President for Academic Affairs and Provost at the University of Houston since July 1995 and was Dean of the College of Business Administration at the University of Houston from 1988 to July 1995. Dean Ivancevich has held the Hugh Roy and Lillie Cranz Cullen Distinguished Professorship of Management since 1979. Since 1974, Dean Ivancevich has occupied various positions in the College of Business Administration, including Chairman of the Department of Organizational Behavior and Management and Associate Dean for Research.

         Salvatore E. Manzo, age 78, has been an Independent General Partner of the Partnership since 1989. He was director of Business Development and Financing of the Economic Development Division of the Greater Houston Partnership from 1989 to 1992. From 1985 to 1989, he was Assistant Dean for Executive Development of the Jesse H. Jones Graduate School of Administration of Rice University, and from 1979 to 1985, Mr. Manzo was Director of Executive Development at such school.

         Williston B. Symonds, age 63, has been an Independent General Partner of the Partnership since 1990. He has been an independent consultant since 1981 with temporary affiliations with companies in the energy and telecommunications industries. From 1983 to 1985 he was with Advanced Telecommunications Corporation, a provider of alternate long distance telephone services and consulting engineering, as a director, Vice President-Finance, Secretary and Treasurer and from 1984 as President and Treasurer. He is also a director of the Houston National Bank of Houston, Texas.

         The Independent General Partners make up the audit committee and do not have separate nominating or compensation committees, but act on such matters as a committee of the whole. The business address of Messrs. Ivancevich, Manzo and Symonds is 2929 Allen Parkway, Suite 2500, Houston, Texas 77019.

FILING OF REPORTS OF UNIT OWNERSHIP

         Under the federal securities laws, the Partnership's general partners and any persons holding more than ten percent of the Partnership's Units are required to report their ownership of the Partnership's Units and any changes in that ownership to the Partnership and the SEC. Specific due dates for these reports have been established by regulation and the Partnership is required to report any failure to file by these dates in 1995. All of these filings were satisfied by the Partnership's general partners and ten percent holders, pursuant to Section 16(2) of the Securities Exchange Act of 1934.

         As of March 1, 1996, the Partnership believes that all of the Partnership's general partners and ten percent holders are current in their filings. In making these statements, the Partnership has relied on the transfer records of the Partnership and copies of reports that they have filed with the SEC.
                                      -34-

MANAGING PARTNER

         The Managing Partner is a corporation organized under the laws of the State of Delaware in September 1983. The Managing Partner was organized to serve as managing general partner of Equus Investments I, L.P., Equus Investments II, L.P., the Partnership and similar partnerships which may be formed. The Managing Partner, subject to the supervision of the Independent General Partners, has exclusive power and authority to manage and control the Partnership. The Managing Partner is a registered investment adviser under the Investment Advisers Act of 1940.

         The following is a list of the directors and officers of the Managing
         Partner:

         NAME                           AGE        POSITION

         Sam P. Douglass                63     Chairman of the Board and
                                                 Chief Executive Officer
         Nolan Lehmann                  51     President and Director
         Randall B. Hale                33     Vice President and Director
         Paula T. Douglass              44     Director
         S. Preston Douglass, Jr.       34     Director
         Tom S. Tucker                  53     Vice President, Secretary
                                                 and Treasurer
         Gary L. Forbes                 52     Vice President
         Tracy H. Cohen                 29     Vice President

         Sam P. Douglass has been Chairman of the Board of the Managing Partner since its formation in September 1983 and became Chief Executive Officer in December 1989. Mr. Douglass is also Chairman of the Board and Chief Executive Officer of the Management Company and Equus II Incorporated. Since December 1978, he has served as Chairman and Chief Executive Officer of Equus Corporation International, a privately owned corporation engaged in a variety of investment activities.

         Nolan Lehmann has been the President of the Managing Partner since May 1990 and a director since December 1989. From its formation in September 1983 to May 1990 he was Executive Vice President. Mr. Lehmann is also President and a director of the Management Company and Equus II Incorporated. He is a director of Allied Waste Industries, Inc., Champion Healthcare Corporation, Drypers Corporation and Garden Ridge Corporation. Mr. Lehmann is a certified public accountant.

         Randall B. Hale, has been a Vice President of the Managing Partner, Equus II Incorporated and the Management Company since November 1992. He was elected a director of the Managing Partner and Management Company in February 1996. From June 1985 to October 1992, he was employed by Arthur Andersen LLP. Mr. Hale is a certified public accountant.

         Paula T. Douglass, has been a director of the Management Company since July 1993. She was elected director of the Managing Partner in February 1996. Since July 1991, she has been Chairman and CEO of DOVA Production and Entertainment Company. From September 1989 to September 1990 she was employed as an attorney by Fulbright & Jaworski. Since December 1978, she has been a director of Equus Corporation International and she is also Chairman of the Board of Iwerks Entertainment, Inc. She is also a licensed attorney.

         S. Preston Douglass, Jr., has been a director of the Management Company since July 1993. He was elected director of the Managing Partner in February 1996. He is a partner at Wallace, Mosty,

Machann, Jackson & Williams where he has been employed since January 1989. He was a prosecutor in the 216th Judicial District in Kerrville, Texas from December 1987 to December 1988. He is a licensed attorney.

         Tom S. Tucker has been Treasurer of the Managing Partner since April 1984, Secretary of the Managing Partner since February 1987, a Vice President of the Managing Partner since August 1988, Vice President and Treasurer of the Management Company since its formation in September 1983 and Secretary of the Management Company since October 1987. Since June 1980, Mr. Tucker has been Financial Vice President of Equus Corporation International. He is also Vice President, Secretary and Treasurer of Equus II Incorporated. He is a certified public accountant.

         Tracy H. Cohen, was elected a Vice President of the Managing Partner in April 1995 and is the Manager of the Investor Relations Department for the Management Company for which she has been employed since April 1995. She has been a Vice President of Equus II Incorporated since May 1995. From September 1990 to April 1995, she was employed by Arthur Andersen LLP. Ms. Cohen is a certified public accountant.

         Gary L. Forbes was a director of the Managing Partner from January 1992 to November 1995 and has been a Vice President of the Managing Partner and the Management Company since November 1991. He was a director of the Management Company from July 1993 to November 1995. He has been a Vice President of Equus II Incorporated since December 1991. He was President of Coal & Timber, Inc. from January to November 1991. Mr. Forbes was Vice President and Chief Financial Officer of Elders Resources North America, Inc. from 1988 to 1990. From 1983 to 1988 Mr. Forbes was President of WKG Corporation. He is also a director of Consolidated Graphics, Inc. and NCI Building Systems, Inc. Mr. Forbes is a certified public accountant.

         There is no family relationship between any Independent General Partner and any director or officer of the Managing Partner. Paula T. Douglass is the wife of Sam P. Douglass, and S. Preston Douglass, Jr. is the son of Sam P. Douglass.

         The business address of Messrs. Douglass, Lehmann, Hale, Tucker, Forbes and Ms. Douglass and Cohen is 2929 Allen Parkway, Suite 2500, Houston, Texas 77019. The business address of Mr. S. Preston Douglass, Jr. is 820 Main Street , Suite 100, Kerrville, Texas 78028.

         The Managing Partner has contributed $125,316 to the Partnership, representing approximately 1% of total capital contributions to the Partnership.

         The Managing Partner is a wholly-owned subsidiary of the Management Company. As a result of its stock ownership in the Management Company, Equus Corporation International has 80% voting control of the Management Company. Equus Corporation International has its principal offices at 2929 Allen Parkway, Suite 2500, Houston, Texas 77019.

         Under the securities laws of the United States, the Partnership's General Partners and any persons holding more than ten percent of the Partnership's Units are required to report their ownership of the Partnership's Units and any changes in that ownership to the SEC. Specific due dates for these reports have been established and the Partnership is required to report in this annual report any failure to file by these dates during 1995. All of these filing requirements were satisfied by its General Partners. In making these statements, the Partnership has relied on the written representations of its General Partners and its ten percent holders and copies of the reports that they have filed with the Commission.

MANAGEMENT COMPANY

         The Management Company was organized as a Delaware corporation in 1983 and maintains its offices at 2929 Allen Parkway, Suite 2500, Houston, Texas 77019. The Management Company's sole activity is to provide management, administrative and investment advisory services for the Partnership, Equus II Incorporated and Equus Equity Appreciation Fund, L.P. The Management Company is a registered investment adviser under the Advisers Act.

         The directors and officers of the Management Company are Sam P. Douglass, Chairman of the Board and Chief Executive Officer, Nolan Lehmann, President and a director, Randall B. Hale, Vice President and director, Paula T. Douglass, director, S. Preston Douglass, Jr., director, Tom S. Tucker, Vice President, Secretary and Treasurer and Gary L. Forbes, Vice President. See "Managing Partner" above for information concerning Messrs. Sam P. Douglass, Lehmann, Hale, S. Preston Douglass, Jr., Tucker, Forbes and Ms. Douglass.

         As a result of its stock ownership in the Management Company, Equus Corporation International has 80% voting control of the Management Company. Equus Corporation International is a privately owned corporation engaged in a variety of investment activities. The business address of Equus Corporation International is 2929 Allen Parkway, Suite 2500, Houston, Texas 77019.

THE MANAGEMENT AGREEMENT

         The Management Agreement provides that the Management Company receive as compensation for its services a management fee (the "Management Fee") at an annual rate of 2.5% of Available Capital of the Partnership, paid quarterly in arrears. "Available Capital" is the amount of net offering proceeds from the sale of Units reduced by capital distributed to the holders of the Units and realized losses from the Partnership's investments. The Management Fee is payable quarterly in arrears. Management fees of $226,180, $247,120 and $263,858 were paid during the years ended December 31, 1995, 1994 and 1993, respectively.

         The Management Agreement also provides that the Management Company will be paid as the Management Company Incentive Fee an amount equal to 10% of the excess of distributions from Enhanced Yield Investments over distributions from Enhanced Yield Investments representing returns of capital over the life of the Partnership, subject to payment of the priority return to the Limited Partners. The cumulative amount of the Management Company Incentive Fee will be determined as of the end of each fiscal quarter and upon termination of the Partnership. If, at the end of any such period or upon termination, net payments previously made to the Management Company exceed 10% of the Partnership's cumulative distributions, including the priority return, from Enhanced Yield Investments less unrealized capital depreciation, the Management Company will be required to repay all or a portion of the Management Company Incentive Fee previously received. A deferred incentive fee of $235,494 was accrued as of December 31, 1993. Such deferred incentive fees are recorded to the extent unrealized appreciation exceeds the priority return owed. During 1994, the Partnership reversed the accrual of all deferred incentive fees, due to an increase in the accrued priority return and a decrease in the net unrealized appreciation on Enhanced Yield Investments in 1994. Deferred incentive fee expense (income) of ($235,494) and $55,535 is included in the Statements of Operations for the years ended December 31, 1994 and 1993, respectively. At December 31, 1995, payment of incentive fees is subject to the payment of $4,241,362 in cumulative accrued priority returns owed to limited partners.

         The Advisers Act restricts the aggregate amount of the Management Company Incentive Fee and distributions with respect to the Managing Partner's incentive distribution to 20% of the Partnership's net realized capital gains less unrealized capital depreciation. This restriction does not apply, however, to the Partnership's ordinary interest and dividend income.

         The Management Agreement provides for indemnification by the Partnership of the Management Company and its officers and directors, to the fullest extent allowed by law, against any threatened, pending or completed action to the extent that the activities giving rise to such action were performed in good faith either on behalf of the Partnership or in furtherance of the interests of the Partnership and in a manner reasonably believed by the indemnified person to be within the scope of the authority conferred by the Management Agreement or by law, so long as such person was not guilty of bad faith, negligence, misconduct or any breach of fiduciary duty owed to the Partnership. Indemnification is limited by Section 17(d) of the Investment Company Act.

         The Management Agreement was approved by the Independent General Partners and was submitted to the first annual meeting of Limited Partners for their approval. Unless earlier terminated, the Management Agreement will remain in effect from year to year if approved by (i) a majority of the General Partners or a majority in interest of Limited Partners and (ii) a majority of the Independent General Partners. The Management Agreement is not assignable and may be terminated without penalty on 60 days' written notice at the option of either party or by a vote of a majority in interest of Limited Partners.

         As compensation for the specified administrative services to be rendered by the Management Company, the Management Company is paid a fee (the "Fund Administration Fee") of $15 per Limited Partner account per year and will be reimbursed for certain out-of-pocket expenses relating to such services. Such terms and conditions must be approved by the Independent General Partners, however, as being not less favorable to the Partnership than those obtainable from competent unaffiliated third parties. The amount of compensation payable to the Management Company is reviewed annually by the Independent General Partners and, subject to the limitation contained in the previous sentence, may be increased or decreased by the Independent General Partners to provide for such compensation as the Independent General Partners may in good faith deem reasonable. Administration fees were $21,120, $21,135 and $21,180 for the years ended December 31, 1995, 1994 and 1993, respectively.

         The Management Company is a registered investment adviser under the Advisers Act.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth all cash compensation paid to the Independent General Partners during or with respect to 1995 for services rendered in all capacities to the Partnership.

   NUMBER OF                   CAPACITIES IN                          CASH
PERSONS IN GROUP                WHICH SERVED                      COMPENSATION

       3                      Independent General                   $61,500
                                  Partners

         Each Independent General Partner receives from the Partnership an annual fee of $15,000, a fee of $1,500 for each meeting of the Independent General Partners attended and reimbursement for all out-of-pocket expenses relating to attendance at such meetings. Independent General Partners do not receive any additional compensation from the Partnership or its Portfolio Companies for any additional services rendered.

         The Partnership has no directors, executive officers or employees and therefore paid no other compensation during 1995.

DISTRIBUTIONS AND ALLOCATIONS OF PROFITS AND LOSSES

DISTRIBUTIONS

         Subject to the Priority Return, the Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital generally are to be shared 80% by the Limited Partners and the General Partners in proportion to their Capital Contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee.

         Current Returns. All cash dividends, interest and other income received by the Partnership in excess of expenses of operation and reserves for expenses and Follow-on Investments are to be distributed to the Partners at least annually as follows:

              (a)    From Enhanced Yield Investments,

              first, 99% to the Limited Partners and the Independent General Partners, as a class, and 1% to the Managing Partner, until the Limited Partners, as a class, have received from cumulative distributions from Enhanced Yield Investments made by the Partnership (other than as a return of capital), an amount equal to the sum of (i) an aggregate return (cumulative but not compounded) ranging from 12% to 10% per annum (depending on when the Limited Partner made his Capital Contribution) on the average daily amount of Gross Capital Contributions represented by Enhanced Yield Investments (the "Priority Return"), and (ii) any outstanding Compensatory Payment (as defined below), second, 79% to the Limited Partners and the Independent General Partners, as a class, and 21% to the Managing Partner until the Managing Partner has received from all distributions with respect to Enhanced Yield Investments made by the Partnership (other than as a return of capital), an amount equal to 11% of all such distributions (10 percentage points being an incentive distribution, the "MGP Incentive Distribution"), except that if there are any outstanding Deferred Distribution Amounts (defined below), such distribution will, to the extent permitted by the Partnership Agreement, first be made solely to the Managing Partner until such amount is distributed to it, and third, thereafter, 89% to the Limited Partners and the Independent General Partners, as a class, and 11% to the Managing Partner (10 percentage points being an MGP Incentive Distribution).

              (b) From Temporary Investments, 99% to the Limited Partners and the Independent General Partners, as a class, and 1% to the Managing Partner.

         The Priority Return is 12% for Capital Contributions made prior to June 30, 1989, 11% for Capital Contributions made between July 1 and September 30, 1989 and 10% for Capital Contributions made thereafter.

         Capital Transactions. All proceeds from the disposition of Enhanced Yield Investments and Temporary Investments, including distributions of returns of capital from investments ("Capital Transactions"), that are not utilized or reserved for Follow-on Investments or used to pay, or reserved for the payment of, outstanding obligations or expenses of the Partnership (including the Management Company Incentive Fee), will be distributed as soon as practicable after such Capital Transactions as follows:

                     (a)                     From Enhanced Yield Investments,

              first, 99% to the Limited Partners and the Independent General Partners, as a class, and 1% to the Managing Partner, until the Limited Partners, as a class, have received from cumulative distributions from Enhanced Yield Investments, an amount equal to the sum of (i) the Priority Return and (ii) any outstanding Compensatory Payment, second, to the Managing Partner, the Independent General Partners and the Limited Partners, as a class, in proportion to their respective "Net Capital Contributions" (Capital Contributions net of selling commissions and organizational, offering and marketing expenses) until the Limited Partners, as a class, have received from cumulative distributions from Enhanced Yield Investments (a) the portion of their Net Capital Contributions represented by Enhanced Yield Investments then or theretofore liquidated and not reinvested plus (b) an amount equal to the sum of (i) the Priority Return and (ii) any outstanding Compensatory Payment, except that if there are any outstanding Deferred Distribution Amounts, such distribution will, to the extent permitted by the Partnership Agreement, first be made solely to the Managing Partner until such amount is distributed to it, third, 79% to the Limited Partners and the Independent General Partners, as a class, and 21% to the Managing Partner, until the Managing Partner has received from all distributions made with respect to Enhanced Yield Investments, 11% of all such distributions (10 percentage points being an MGP Incentive Distribution), other than as a return of capital, and fourth, thereafter 89% to the Limited Partners and the Independent General Partners, as a class, and 11% to the Managing Partner (10 percentage points being an MGP Incentive Distribution).

              (b)    From Temporary Investments,

              first, to the Managing Partner, the Independent General Partners and the Limited Partners, as a class, in proportion to their respective Net Capital Contributions until the Limited Partners, as a class, have received from cumulative distributions other than distributions from Enhanced Yield Investments the portion of their Net Capital Contributions represented by Temporary Investments then or theretofore liquidated and not reinvested, and second, 99% to the Limited Partners and the Independent General Partners, as a class, and 1% to the Managing Partner.

         For purposes of the distribution described above, "Gross Capital Contributions represented by Enhanced Yield Investments" is the total cost of Enhanced Yield Investments grossed up for the related selling commissions, marketing and sales expenses and organization and offering expenses, without regard to selling discounts or waivers of selling commissions or wholesale marketing assistance fees.
         The Managing Partner will make certain payments to the Partnership ("Compensatory Payments") in an amount equal to the cumulative amount by which cumulative net proceeds received from the disposition of Enhanced Yield Investments are less than the cost of such investments, but only to the extent of cumulative MGP Incentive Distributions previously received by the Managing Partner.

         In addition, to the extent that making any distributions from the proceeds of any Capital Transaction would result in the Managing Partner receiving cumulative distributions relating to the disposition of Capital Transactions in excess of 11% (10% as an MGP Incentive Distribution and 1% based on contributed capital) of the cumulative capital gains realized (net of realized capital losses and unrealized net capital depreciation), such distributions will instead be deferred (the "Deferred Distribution Amount").

         Distributions to Limited Partners will be allocated among such Limited Partners in proportion to the respective number of Units held by such Limited Partners and based on the Priority Return they are entitled to receive.

         Net income earned by the Partnership subsequent to a closing and before the next closing were allocated among the Partners as of the time such income was earned or realized. Prior to the admission of any new Limited Partners to the Partnership, to the extent cash was available for distribution, the Partnership distributed to the existing Limited Partners all realized income and gain. As soon as possible after the Partnership's termination, the Managing Partner, or a liquidating trustee, will liquidate the Partnership and the Partners will receive a liquidating distribution of the remaining assets based upon their allocable share thereof.

ALLOCATIONS

         Profits and Losses for tax purposes are determined and allocated as of the end of each calendar quarter. Profits and Losses are allocated first to reflect such cash distributions made or scheduled to be made (other than as to distributions of capital), and thereafter in a manner designed to reflect cash distributions projected to be made.

         The Partnership and the Managing Partner intend to file an application for an exemptive order of the SEC concerning proposed procedures in the event that the Managing Partner is removed. Under such application, in the event of the removal of the Managing Partner and the continuation of the Partnership, the investments of the Partnership at the time of removal would be appraised. All unrealized capital gains and losses of the Partnership would be deemed realized at that time for purposes of making a final allocation to the Managing Partner. With respect to the allocation of its MGP Incentive Distributions, the Managing Partner would receive a final allocation of capital gains and losses as if such allocation were being made at the end of a fiscal year. If the capital account of the Managing Partner has a positive balance after such final allocation, to the extent permissible under the Investment Advisers Act, the Partnership would deliver a promissory note issued by it to the Managing Partner, the principal amount of which shall be equal to the amount, if any, by which the positive balance in the Managing Partner's capital account exceeds its Capital Contribution, and which bears interest at a rate per annum equal to the prime lending rate in effect at First Interstate Bank of Texas, N.A. at the time of removal, with interest payable annually and principal payable, if at all, only from any available cash before any distributions thereof are made to the Partners. If the capital account of the Managing Partner has a negative balance after such final allocation, the Managing Partner shall contribute cash to the capital of the Partnership in an amount equal to the negative balance in its capital account, which contribution of cash will be a Capital Contribution, thus affecting the amounts allocated to it. The Managing Partner would become a Limited Partner with respect to its remaining interest in Profits and Losses allocated and related distributions.

         No assurance can be given that such exemptive order will be granted. In the event such order is not granted, the Managing Partner would not be entitled to participate in unrealized gains of the Partnership upon the removal of the Managing Partner and continuation of the Partnership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         To the best knowledge of the Partnership, no person beneficially owns more than five percent of the Units of limited partners' interests in the Partnership. The Partnership has no other class of security currently outstanding. No Independent General Partner of the Partnership owns any Units of limited partners' interests in the Partnership.

         Set forth below is information as of December 31, 1995, with respect to the ownership of Units by the directors and officers of the Managing Partner.

                                      UNITS
NAME                             BENEFICIALLY OWNED                  PERCENTAGE

Nolan Lehmann
(President and
Director of the
Managing Partner)                       12                               .10%

All directors and officers
of the Managing Partner
as a group (eight persons)              12                               .10%

         There exists no arrangement known to the Partnership, the operation of which may at a subsequent date result in a change of control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Reference is made in Items 10 and 11 to the information set forth under the captions "The Management Agreement" and "The Management Company" and to the information set forth under the captions "Managing Partner" and "Distributions and Allocation of Profits and Losses" for information concerning certain relationships and transactions between the Managing Partner and the Management Company.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)        FINANCIAL STATEMENTS                                    PAGES

         Report of Independent Public Accountants....................... 16

         Statements of Assets, Liabilities and Partners'
         Capital at December 31, 1995 and 1994.......................... 17

         Statements of Operations for the years ended
         December 31, 1995, 1994 and 1993............................... 18

         Statements of Changes in Partners' Capital
         for the years ended December 31, 1995, 1994
         and 1993....................................................... 19

         Statements of Cash Flows for the years ended
         December 31, 1995, 1994 and 1993............................... 21

         Selected Per Unit Data and Ratios for the
         five years ended December 31, 1995............................. 23

         Schedules of Enhanced Yield Investments
         at December 31, 1995 and 1994.................................. 24

         Notes to Financial Statements.................................. 30

         All other information required in the financial statement schedules has been incorporated in the financial statements or notes thereto or has been omitted since the information is not applicable, not present or not present in amounts sufficient to require submission of the schedule.

(a)(3)   Exhibits

3.       Articles of Incorporation and By-laws.

         (a) Certificate of Limited Partnership of the Partnership dated November 30, 1988. [Form N-2 Exhibit 1.1 to Registration Statement, File No. 33-25985].

         (b) Amended and Restated Agreement of Limited Partnership of the Partnership dated as of October 6, 1989. [Exhibit 3(e) to the Partnership's Annual Report on Form 10-K, filed March 30, 1990.]

4.     Instruments defining the rights of security holders, including debentures

         (a) Amended and Restated Agreement of Limited Partnership of the Partnership dated as of October 6, 1989. [Exhibit 3(e) to the Partnership's Annual Report on Form 10-K, filed March 30, 1990]

         (b) Form of Subscription Agreement [Form N-2, Exhibit B to Prospectus, File No. 33-25985].

10. Material Contracts


         (a) Management Agreement between the Partnership and Equus Capital Management Corporation dated October 6, 1989. [Exhibit 10(a) to the Partnership's Annual Report on Form 10-K filed March 30, 1990.]

         (b) Service Agreement between the Partnership and Equus Capital Management Corporation dated October 6, 1989. [Exhibit 10(b) to the Partnership's Annual Report on Form 10-K filed March 30, 1990.]

         (c) Safekeeping Agreement between the Partnership and Southwest Guaranty Trust Company dated January 2, 1991. [Exhibit 10(d) to the Partnership's Annual Report on Form 10-K filed March 21, 1991.]

         (d)  REPORTS ON FORM 8-K

              No reports on Form 8-K were filed by the Partnership during the period for which this report is filed.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

                                                    EQUUS CAPITAL PARTNERS, L.P.
                                                By: Equus Capital Corporation,
                                                    Managing Partner


                                                 By: /s/NOLAN LEHMANN
                                                        Nolan Lehmann, President

Date: March 11, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                               TITLE                                              DATE

EQUUS CAPITAL CORPORATION
Managing General Partner



By: /s/ NOLAN LEHMANN                                                                            March 11, 1996
        Nolan Lehmann, President

   /s/  JOHN M. IVANCEVICH                     Independent                                       March 11, 1996
        John M. Ivancevich                     General Partner


   /s/  SALVATORE E. MANZO                     Independent                                       March 11, 1996
        Salvatore E. Manzo                     General Partner


   /s/  WILLISTON B. SYMONDS                   Independent                                       March 11, 1996
        Williston B. Symonds                   General Partner

                                      -44-


   /s/   NOLAN LEHMANN                         President and Director of the                     March 11, 1996
         Nolan Lehmann                         Managing General Partner (principal
                                               Financial and Executive Officer
                                               of the Managing General Partner)

   /s/   SAM P. DOUGLASS                       Chairman of the Board and Chief                   March 11, 1996
         Sam P. Douglass                       Executive Officer of the Managing
                                               General Partner


   /s/   RANDALL B. HALE                        Director of the Managing                         March 11, 1996
         Randall B. Hale                        General Partner


   /s/   PAULA T. DOUGLASS                      Director of the  Managing                        March 11, 1996
         Paula T. Douglass                      General Partner


   /s/   S. PRESTON DOUGLASS, JR.               Director of the Managing                         March 11, 1996
         S. Preston Douglass, Jr.               General Partner


                                      -45-