Form 10-Q
period 1996-03-31
EQUUS CAPITAL PARTNERS LP
filed 1996-05-15
CIK 843626

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL PERIOD ENDED MARCH 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of March 31, 1996, 12,278 units ("units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at March 31, 1996 was $1,032.77. There is no established market for such Units.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                          EQUUS CAPITAL PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                                      INDEX

                                                                                                                PAGE
PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                      STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL

                      - MARCH 31, 1996 AND DECEMBER 31, 1995......................................................1

                      STATEMENTS OF OPERATIONS

                      - FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995........................................2

                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                      - FOR THE THREE MONTHS ENDED MARCH 31, 1996.................................................3
                      - FOR THE THREE MONTHS ENDED MARCH 31, 1995.................................................4

                      STATEMENTS OF CASH FLOWS

                      - FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995........................................5

                      SELECTED PER UNIT DATA AND RATIOS

                      - FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995........................................7

                      SCHEDULE OF ENHANCED YIELD INVESTMENTS

                      - MARCH  31, 1996...........................................................................8

                      NOTES  TO  FINANCIAL  STATEMENTS...........................................................11

         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND  RESULTS  OF  OPERATIONS...............................................................14

PART II. OTHER INFORMATION

         ITEM 6. EXHIBITS  AND  REPORTS  ON  FORM  8-K...........................................................15

SIGNATURE........................................................................................................16

                                      -ii-

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EQUUS CAPITAL PARTNERS, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)


                                                        1996            1995
                                                        ----            ----
ASSETS

ENHANCED YIELD INVESTMENTS, AT FAIR
  VALUE (COST OF $9,148,057 AND $9,152,957,
  RESPECTIVELY) ................................     $13,316,331     $13,486,398
TEMPORARY CASH INVESTMENTS, AT COST
  WHICH APPROXIMATES FAIR VALUE ................          12,415            --
CASH ...........................................           4,072          19,407
ACCOUNTS RECEIVABLE ............................            --               100
ACCRUED INTEREST RECEIVABLE ....................          66,614          67,045
                                                     -----------     -----------

          TOTAL ASSETS .........................     $13,339,432     $13,572,950
                                                     ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  ACCOUNTS PAYABLE .............................     $    16,036     $    36,300
  DUE TO MANAGEMENT COMPANY ....................            --            49,833
  NOTE PAYABLE .................................         515,000         400,000
                                                     -----------     -----------

          TOTAL LIABILITIES ....................         531,036         486,133
                                                     -----------     -----------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
  MANAGING PARTNER .............................         151,233         153,417
  INDEPENDENT GENERAL PARTNERS .................           3,762           3,824
  LIMITED PARTNERS (12,310 UNITS
    ISSUED AND OUTSTANDING) ....................      12,713,401      12,929,576
                                                     -----------     -----------

          TOTAL PARTNERS' CAPITAL ..............      12,868,396      13,086,817
                                                     -----------     -----------

          TOTAL LIABILITIES AND
          PARTNERS' CAPITAL ....................     $13,399,432     $13,572,950
                                                     ===========     ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)




                                                       1996             1995
                                                       ----             ----
INVESTMENT INCOME:

  INCOME FROM ENHANCED YIELD INVESTMENTS .......    $    35,550     $    51,139
  INTEREST FROM TEMPORARY CASH INVESTMENTS .....            261             315
                                                    -----------     -----------

    TOTAL INVESTMENT INCOME ....................         35,811          51,454
                                                    -----------     -----------

EXPENSES:

  MANAGEMENT FEE ...............................         49,640          59,113
  INTEREST EXPENSE .............................          9,274          29,657
  INDEPENDENT GENERAL PARTNER FEES .............         15,750          15,750
  MAILING AND PRINTING EXPENSES ................          6,560          11,525
  ADMINISTRATIVE FEES ..........................          5,262           5,280
  PROFESSIONAL FEES ............................          2,579           3,486
                                                    -----------     -----------

    TOTAL EXPENSES .............................         89,065         124,811
                                                    -----------     -----------

NET INVESTMENT LOSS ............................        (53,254)        (73,357)
                                                    -----------     -----------

UNREALIZED APPRECIATION OF ENHANCED
  YIELD INVESTMENTS:
  END OF PERIOD ................................      4,168,274         691,587
  BEGINNING OF PERIOD ..........................      4,333,441       1,160,290
                                                    -----------     -----------

    DECREASE IN UNREALIZED APPRECIATION ........       (165,167)       (468,703)
                                                    -----------     -----------

    TOTAL DECREASE IN PARTNERS'
      CAPITAL FROM OPERATIONS ..................    $  (218,421)    $  (542,060)
                                                    ===========     ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (UNAUDITED)

                                                                                                  INDEPENDENT
                                                                                MANAGING            GENERAL              LIMITED
                                                            TOTAL               PARTNER            PARTNERS              PARTNERS
                                                            -----               --------          -----------            --------
PARTNERS' CAPITAL,
  DECEMBER 31, 1995 ............................        $ 13,086,817         $    153,417         $      3,824         $ 12,929,576
                                                        ------------         ------------         ------------         ------------

INVESTMENT ACTIVITIES:
  INVESTMENT INCOME ............................              35,811                  358                   10               35,443
  EXPENSES .....................................              89,065                  891                   25               88,149
                                                        ------------         ------------         ------------         ------------

    NET INVESTMENT LOSS ........................             (53,254)                (533)                 (15)             (52,706)

DECREASE IN UNREALIZED APPRE-
  CIATION OF ENHANCED
  YIELD INVESTMENTS ............................            (165,167)              (1,651)                 (47)            (163,469)
                                                        ------------         ------------         ------------         ------------

NET DECREASE IN PARTNERS'
  CAPITAL ......................................            (218,421)              (2,184)                 (62)            (216,175)
                                                        ------------         ------------         ------------         ------------

PARTNERS' CAPITAL,
  MARCH 31, 1996 ...............................        $ 12,868,396         $    151,233         $      3,762         $ 12,713,401
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

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                   (UNAUDITED)

                                                                                                 INDEPENDENT
                                                                             MANAGING              GENERAL               LIMITED
                                                        TOTAL                PARTNER               PARTNERS              PARTNERS
                                                        -----                --------            -----------             --------
PARTNERS' CAPITAL,
  DECEMBER 31, 1994 ........................         $ 10,632,072          $    128,870          $      3,127          $ 10,500,075
                                                     ------------          ------------          ------------          ------------

INVESTMENT ACTIVITIES:
  INVESTMENT INCOME ........................               51,454                   514                    14                50,926
  EXPENSES .................................              124,811                 1,248                    35               123,528
                                                     ------------          ------------          ------------          ------------

     NET INVESTMENT LOSS ...................              (73,357)                 (734)                  (21)              (72,602)

DECREASE IN UNREALIZED
  APPRECIATION OF
  ENHANCED YIELD
  INVESTMENTS ..............................             (468,703)               (4,687)                 (133)             (463,883)
                                                     ------------          ------------          ------------          ------------

NET DECREASE IN
  PARTNERS' CAPITAL ........................             (542,060)               (5,421)                 (154)             (536,485)
                                                     ------------          ------------          ------------          ------------

PARTNERS' CAPITAL,
  MARCH 31, 1995 ...........................         $ 10,090,012          $    123,449          $      2,973          $  9,963,590
                                                     ============          ============          ============          ============

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)



                                                            1996         1995
                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  INTEREST AND DIVIDENDS RECEIVED ....................   $  36,242    $  56,348
  CASH PAID TO MANAGEMENT COMPANY,
    GENERAL PARTNERS AND SUPPLIERS ...................    (159,162)    (130,977)
                                                         ---------    ---------

    NET CASH USED BY OPERATING ACTIVITIES ............    (122,920)     (74,629)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASES OF ENHANCED YIELD INVESTMENTS ............     (20,000)    (275,000)
  REPAYMENTS OF ENHANCED YIELD INVESTMENTS ...........      25,000      120,536
                                                         ---------    ---------

    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES .       5,000     (154,464)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  ADVANCES FROM BANK .................................     115,000      331,500
  REPAYMENTS TO BANK .................................        --        (31,500)
                                                         ---------    ---------

    NET CASH PROVIDED BY FINANCING ACTIVITIES ........     115,000      300,000
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .      (2,920)      70,907

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD ................................      19,407       19,407
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD ..........................................   $  16,487    $  90,172
                                                         =========    =========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)
                                   (CONTINUED)




                                                             1996        1995
                                                             ----        ----
RECONCILIATION OF DECREASE IN PARTNERS'
   CAPITAL FROM OPERATIONS TO NET CASH
   USED BY OPERATING ACTIVITIES:

DECREASE IN PARTNERS' CAPITAL FROM OPERATIONS ........   $(218,421)   $(542,060)

   ADJUSTMENTS TO RECONCILE DECREASE IN PARTNERS'
       CAPITAL FROM OPERATIONS TO NET CASH
       USED BY OPERATING ACTIVITIES:
     DECREASE IN UNREALIZED APPRECIATION
       OF ENHANCED YIELD INVESTMENTS .................     165,167      468,703
     DECREASE IN ACCRUED INTEREST RECEIVABLE .........         431        4,894
     DECREASE IN ACCOUNTS PAYABLE ....................     (20,264)      (7,926)
     INCREASE (DECREASE) IN DUE TO MANAGEMENT COMPANY      (49,833)       1,760
                                                         ---------    ---------

NET CASH USED BY OPERATING ACTIVITIES ................   $(122,920)   $ (74,629)
                                                         =========    =========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                        SELECTED PER UNIT DATA AND RATIOS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)



                                                           1996          1995
                                                           ----          ----

INVESTMENT INCOME $ ................................         2.88   $     4.14
EXPENSES ...........................................         7.16        10.04
                                                        ---------      -------

NET INVESTMENT LOSS ................................        (4.28)       (5.90)

DECREASE IN UNREALIZED APPRECIATION
   OF ENHANCED YIELD INVESTMENTS ...................       (13.28)      (37.68)
                                                        ---------      -------

NET DECREASE IN PARTNERS' CAPITAL FROM
   OPERATIONS ......................................       (17.56)      (43.58)

PARTNERS' CAPITAL, BEGINNING OF PERIOD .............     1,050.33       852.97
                                                        ---------      -------

PARTNERS' CAPITAL, END OF PERIOD ...................   $ 1,032.77    $  809.39
                                                        =========      =======

RATIO OF EXPENSES TO AVERAGE PARTNERS' CAPITAL .....         0.69%        1.21%

RATIO OF NET INVESTMENT LOSS TO AVERAGE
   PARTNERS' CAPITAL ...............................        (0.41)%      (0.71)%

RATIO OF TOTAL DECREASE IN PARTNERS' CAPITAL
   FROM OPERATIONS TO AVERAGE PARTNERS' CAPITAL ....        (1.69)%      (5.24)%

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

                                                             DATE OF
   PORTFOLIO COMPANY                                    INITIAL INVESTMENT               COST             FAIR VALUE
   -----------------                                    ------------------               ----             ----------
ARTEGRAFT, INC.                                            JANUARY 1993
  -  12% SENIOR TERM PROMISSORY NOTE                                              $    234,400         $    234,400
  -  12% JUNIOR TERM PROMISSORY NOTE                                                   250,000              250,000
  -  WARRANT TO BUY UP TO 1,000 SHARES OF
     COMMON STOCK AT $.01 PER SHARE
     THROUGH DECEMBER 31, 2002                                                              10               63,325
  -  WARRANT TO BUY UP TO 4,000 SHARES
     OF COMMON STOCK AT $25 PER SHARE
     THROUGH DECEMBER 31, 2002                                                              40              186,675

CHAMPION HEALTHCARE CORPORATION (AMEX - CHC)                 APRIL 1991
  -  333,755 SHARES OF COMMON STOCK                                                  1,147,781            2,891,956
  -  1,300 SHARES OF SERIES C CONVERTIBLE
     PREFERRED STOCK                                                                    23,400               23,400
  -  WARRANTS TO BUY UP TO 1,894 SHARES OF
     COMMON STOCK AT $5.90 PER SHARE THROUGH
     JUNE 1, 1999                                                                         -                     829

DRYPERS CORPORATION (NASDAQ - DYPR)                           JULY 1991
  -  224,344 SHARES OF COMMON STOCK                                                  1,309,000              740,996
  -  WARRANTS TO BUY UP TO 1,357
     SHARES OF COMMON STOCK AT $4
     PER SHARE THROUGH JUNE 30, 1998                                                      -                     -

E-B HOLDINGS, INC.                                        DECEMBER 1995
  -  740 SHARES OF COMMON STOCK                                                        684,500                  -
  -  12% PROMISSORY NOTE                                                               400,000              260,000
  -  8% PROMISSORY NOTES                                                               110,000              110,000

GARDEN RIDGE CORPORATION (NASDAQ - GRDG)                      JULY 1992
  -  52,688 SHARES OF COMMON STOCK                                                     144,705            2,226,473

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)
                                   (CONTINUED)

                                                            DATE OF
   PORTFOLIO COMPANY                                   INITIAL INVESTMENT             COST              FAIR VALUE
   -----------------                                    ------------------            ----              ----------
INDEPENDENT GAS COMPANY HOLDINGS, INC.                    FEBRUARY 1991
  -  16,267 SHARES OF COMMON STOCK                                                 $    20,447         $     20,447
  -  1,281 SHARES OF 9% SERIES A PREFERRED STOCK                                     1,284,530            1,284,530
  -  215 SHARES OF SERIES C PREFERRED STOCK                                            215,000              215,000

INDUSTRIAL EQUIPMENT RENTALS, INC.                            JUNE 1993
  -  91,115 SHARES OF COMMON STOCK                                                         911                  911
  -  2,685 SHARES OF 6% CUMULATIVE JUNIOR
     PREFERRED STOCK                                                                   268,500              268,500
  -  12% SUBORDINATED DEBENTURE                                                        538,889              538,889

MAXTECH HOLDINGS, INC.                                       MARCH 1991
  (FORMERLY MAXIM ENGINEERS, INC.)
  -  59,875 SHARES OF COMMON STOCK                                                      15,781            1,800,000
  -  2,200,000 SHARES OF 10% CUMULA-
     TIVE CONVERTIBLE PREFERRED STOCK                                                1,500,000            2,200,000

MEDIFIT OF AMERICA, INC.                                 SEPTEMBER 1992
  -  190,476 SHARES OF SERIES D PREFERRED
     STOCK                                                                           1,000,000                 -
  -  WARRANT TO BUY UP TO 9,054 SHARES
     OF COMMON STOCK AT $3.75 PER SHARE
     THROUGH JANUARY 1, 1998                                                               163                 -
  -  WARRANT TO BUY UP TO 76,379 SHARES
     OF COMMON STOCK AT $.01 PER SHARE
     THROUGH JANUARY 1, 1998                                                               -                   -
                                                                                --------------          -----------

      TOTAL                                                                         $9,148,057          $13,316,331
                                                                                    ==========          ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)
                                   (CONTINUED)


         Substantially all of the Partnership's Enhanced Yield Investments are restricted from public sale without prior registration under the Securities Act of 1933. The Partnership negotiates certain aspects of the method and timing of the disposition of the Partnership's Enhanced Yield Investments in each Portfolio Company, including registration rights and related costs. In connection with the investments in Champion Healthcare Corporation, E-B Holdings, Inc., Independent Gas Company Holdings, Inc., Industrial Equipment Rentals, Inc., Maxtech Holdings, Inc. and Medifit of America, Inc., rights have been obtained to demand the registration of such securities under the Securities At of 1933, providing certain conditions are met. The Partnership does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

         As defined in the Investment Company Act of 1940, the Partnership is considered to have controlling interest in E-B Holdings, Inc., Industrial Equipment Rentals, Inc. and Maxtech Holdings, Inc. The fair value of the Partnership's investments in Champion Healthcare Corporation, Drypers Corporation and Garden Ridge Corporation include discounts from the closing market price of $360,450, $143,182 and $184,003 to reflect the effects of restrictions on the sale of such securities at March 31, 1996. Such discounts total $687,635 or $55.30 per unit. Income was earned in the amount of $20,017 and $20,178 for the three months ended March 31, 1996 and 1995, respectively, on Enhanced Yield Investments of companies in which the Partnership has a controlling interest.

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

                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

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

         The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. Payment of incentive fees is subject to the payment of $4,521,230 in cumulative accrued priority returns owed to limited partners at March 31, 1996 (See Note 4). The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. Certain officers of the Managing Partner serve as directors of Portfolio Companies, and receive and retain fees in consideration for such service. The Management Company also has management agreements with the Managing Partner and Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

         The Managing Partner is a wholly-owned subsidiary of the Management Company which in turn is controlled by a privately owned corporation. The Managing Partner is also the managing general partner of EEAF and is a subordinated investment advisor to EQS.

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

(4)      ALLOCATIONS AND DISTRIBUTIONS

         The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $4,521,230 and $4,241,362 at March 31, 1996 and December 31, 1995, respectively, is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized.

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

(5)      TEMPORARY CASH INVESTMENTS

         Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest at 4.5% at March 31, 1996.

(6)      ENHANCED YIELD INVESTMENTS

         The Partnership made follow-on investments of $20,000 in Enhanced Yield Investments of one Portfolio Company during the three months ended March 31, 1996.

         The Partnership made follow-on investments of $275,000 in Enhanced Yield Investments of one Portfolio Company during the three months ended March 31, 1995.

(7)      NOTE PAYABLE

         On March 31, 1994, the Partnership entered into a $1,500,000 revolving line of credit note payable with a bank. The line of credit was increased to $1,750,000 in March 1995, and then reduced to $750,000 in September 1995. This prime rate line of credit is used to fund the Partnership's follow-on investments. The prime rate was 8.75% at March 31, 1996. On March 31, 1996 and December 31, 1995, the Partnership had $515,000 and $400,000, respectively, outstanding under such line of credit, which is due September 30, 1996. The line of credit is secured by the Partnership's investment in Drypers Corporation and Champion Healthcare Corporation. The average daily balance outstanding on such line of credit during the three months ended March 31, 1996 and 1995, was $441,154 and $1,314,017, respectively.

(8)      COMMITMENTS AND CONTINGENCIES

         The Partnership has committed to invest, under certain circumstances, up to an additional $40,000 in E-B Holdings, Inc. The temporary cash investments, proceeds from existing Enhanced Yield Investments and revolving line of credit provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain follow-on Investments.

(9)      SUBSEQUENT EVENTS

         During April 1996, the Partnership sold 24,000 shares of Garden Ridge Corporation for $1,179,840, realizing a capital gain of $1,041,510. In addition, the Partnership paid off the $515,000 balance outstanding on the note payable.

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

         At March 31, 1996, the Partnership had $9,148,057 (at cost) invested in Enhanced Yield Investments of nine companies, and had committed to invest up to an additional $40,000 in the Enhanced Yield Investments of one existing Portfolio Company under certain conditions.

         At March 31, 1996, the Partnership had $16,487 in cash and temporary cash investments. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments or borrowings. The Partnership has a $750,000, prime rate, revolving line of credit with a bank, to be used for Follow-on Investments. The Partnership had $515,000 outstanding under such line of credit at March 31, 1996, which is due on September 30, 1996. Management believes that temporary cash investments, proceeds from existing Enhanced Yield Investments and the revolving line of credit provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments. During April 1996, the Partnership sold 24,000 shares of Garden Ridge Corporation for $1,179,840, realizing a capital gain of $1,041,510. In addition, the Partnership paid off the $515,000 balance outstanding on the note payable.

         Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSES

         Net investment loss after all expenses amounted to $53,254 and $73,357 for the three months ended March 31, 1996 and 1995, respectively. The Partnership earned $35,550 and $51,139 in income from Enhanced Yield Investments during the three months ended March 31, 1996 and 1995, respectively. The decrease in 1996 was due to a decrease in the amounts invested in Enhanced Yield Investments bearing current yields.

         The Management Company receives a management fee at an annual rate equal to 2.5% of the Available Capital, as defined, and is paid quarterly in arrears. Such fee amounted to $49,640 and $59,113 for the three months ended March 31, 1996 and 1995, respectively. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $4,521,230 and $4,241,362 at March 31, 1996 and December 31, 1995, respectively. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

UNREALIZED GAINS ON ENHANCED YIELD INVESTMENTS

         Unrealized appreciation of Enhanced Yield Investments decreased by $165,167 during the three months ended March 31, 1996. Such net decrease resulted from the increase of $1,834,833 in the estimated fair value of Enhanced Yield Investments of three companies and the decrease of $2,000,000 in the estimated fair value of Enhanced Yield Investments of one company.

         Unrealized appreciation of Enhanced Yield Investments decreased by $468,703 during the three months ended March 31, 1995. Such net decrease resulted from the increase of $140,690 in the estimated fair value of Enhanced Yield Investments of one company and the decrease of $609,393 in the estimated fair value of Enhanced Yield Investments of one company.

DISTRIBUTIONS

         The Partnership made no cash distributions during the three months ended March 31, 1996 and 1995. Cumulative cash distributions to limited partners from inception to March 31, 1996, were $873,297, or $75.53 per weighted average number of Units outstanding.

ENHANCED YIELD INVESTMENTS

         The Partnership made follow-on investments of $20,000 in Enhanced Yield Investments of one company during the three months ended March 31, 1996. In January 1996, the Partnership advanced $20,000 to E-B Holdings, Inc. in exchange for an 8% promissory note.

         During the three months ended March 31, 1995, the Partnership made follow-on investments of $275,000 in CMC Holdings, Inc.

         Of the companies in which the Partnership has investments at March 31, 1995, only Champion Healthcare Corporation, Drypers Corporation and Garden Ridge Corporation are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

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

Date  May 14, 1996                             EQUUS CAPITAL PARTNERS, L.P.
                                               By:  Equus Capital Corporation
                                               Managing General Partner


                                           /s/ NOLAN LEHMANN
                                               Nolan Lehmann
                                               President and Principal Financial
                                                     and Accounting Officer