Form 10-Q
period 1996-06-30
EQUUS CAPITAL PARTNERS LP
filed 1996-08-09
CIK 843626

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17526

                          EQUUS CAPITAL PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    76-0264305
  (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                  Identification No.)

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

As of June 30, 1996, 12,227 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at June 30, 1996 was $1,060.74. There is no established market for such Units.

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

            - June 30, 1996 and December 31, 1995..............................1

            Statements of Operations

            - For the three months ended June 30, 1996 and 1995................2
            - For the six months ended June 30, 1996 and 1995..................3

            Statements of Changes in Partners' Capital

            - For the six months ended June 30, 1996...........................4
            - For the six months ended June 30, 1995...........................5

            Statements of Cash Flows

            - For the three months ended June 30, 1996 and 1995................6

            Selected Per Unit Data and Ratios

            - For the six months ended June 30, 1996 and 1995..................8

            Schedule of Enhanced Yield Investments

            - June  30, 1996...................................................9

            Notes  to  Financial  Statements..................................12

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and  Results  of  Operations......................................15

PART II.  OTHER INFORMATION

  Item 6.   Exhibits  and  Reports  on  Form  8-K.............................16

SIGNATURE.....................................................................17

                                      -ii-

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EQUUS CAPITAL PARTNERS, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)

                                                         1996           1995
                                                     -----------     -----------
ASSETS

Enhanced yield investments, at fair
  value (cost of $8,994,770 and $9,152,957,
  respectively) ................................     $12,514,888     $13,486,398
Temporary cash investments, at cost
  which approximates fair value ................         637,801            --
Cash ...........................................           3,140          19,407
Accounts receivable ............................            --               100
Accrued interest receivable ....................          66,209          67,045
                                                     -----------     -----------

          Total assets .........................     $13,222,038     $13,572,950
                                                     ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable .............................     $     5,700     $    36,300
  Due to management company ....................            --            49,833
  Note payable .................................            --           400,000
                                                     -----------     -----------

          Total liabilities ....................           5,700         486,133
                                                     -----------     -----------

Commitments and contingencies

Partners' capital:
  Managing partner .............................         154,713         153,417
  Independent general partners .................           3,860           3,824
  Limited partners (12,310 Units
    issued and outstanding) ....................      13,057,765      12,929,576
                                                     -----------     -----------

          Total partners' capital ..............      13,216,338      13,086,817
                                                     -----------     -----------

          Total liabilities and
          partners' capital ....................     $13,222,038     $13,572,950
                                                     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)




                                                          1996          1995
                                                       -----------    ---------
Investment income:

  Income from enhanced yield investments ............. $    34,943    $  70,125
  Interest from temporary cash investments ...........       5,942          913
                                                       -----------    ---------

    Total investment income ..........................      40,885       71,038
                                                       -----------    ---------

Expenses:

  Management fee .....................................      49,307       58,740
  Interest expense ...................................       3,929       30,287
  Independent general partner fees ...................      15,750       15,750
  Mailing and printing expenses ......................       8,027       (7,106)
  Administrative fees ................................       5,262        5,280
  Professional fees ..................................       4,021        7,384
                                                       -----------    ---------

    Total expenses ...................................      86,296      110,335
                                                       -----------    ---------

Net investment loss ..................................     (45,411)     (39,297)
                                                       -----------    ---------

Realized gain on sale of enhanced
  yield investment ...................................   1,041,510            7

Unrealized appreciation of enhanced yield investments:
  End of period ......................................   3,520,118      632,370
  Beginning of period ................................   4,168,274      691,587
                                                       -----------    ---------

    Decrease in unrealized appreciation ..............    (648,156)     (59,217)
                                                       -----------    ---------

    Total increase (decrease) in partners'
      capital from operations ........................ $   347,943    $ (98,507)
                                                       ===========    =========

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                            1996          1995
                                                        -----------    ---------
Investment income:

  Income from enhanced yield investments .........   $    70,492    $   121,264
  Interest from temporary cash investments .......         6,203          1,228
                                                     -----------    -----------

    Total investment income ......................        76,695        122,492
                                                     -----------    -----------

Expenses:

  Management fee .................................        98,948        117,853
  Interest expense ...............................        13,204         59,944
  Independent general partners fees ..............        31,500         31,500
  Mailing and printing expenses ..................        14,587          4,419
  Administrative fees ............................        10,522         10,560
  Professional fees ..............................         6,600         10,870
                                                     -----------    -----------

    Total expenses ...............................       175,361        235,146
                                                     -----------    -----------

Net investment income (loss) .....................       (98,666)      (112,654)
                                                     -----------    -----------

Realized gain on sale of enhanced
  yield investment ...............................     1,041,510              7
                                                     -----------    -----------

Unrealized appreciation of enhanced yield investments:

  End of period ..................................     3,520,118        632,370
  Beginning of period ............................     4,333,441      1,160,290
                                                     -----------    -----------

    Decrease in unrealized appreciation ..........      (813,323)      (527,920)
                                                     -----------    -----------

    Total increase (decrease) in partners'
      capital from operations ....................   $   129,521    $  (640,567)
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)

                                                                                                        INDEPENDENT
                                                                                             MANAGING      GENERAL      LIMITED
                                                                                 TOTAL        PARTNER      PARTNERS     PARTNERS
                                                                            ------------     ---------     -------     ------------
Partners' capital, December 31, 1995 ...................................    $ 13,086,817     $ 153,417     $ 3,824     $ 12,929,576
                                                                            ------------     ---------     -------     ------------
Investment activities:
  Investment income ....................................................          76,695           767          22           75,906
  Expenses .............................................................         175,361         1,754          50          173,557
                                                                            ------------     ---------     -------     ------------
  Net investment loss ..................................................         (98,666)         (987)        (28)         (97,651)

Realized gain on sale of enhanced yield investment .....................       1,041,510        10,416         295        1,030,799

Decrease in unrealized appreciation of enhanced yield investments ......        (813,323)       (8,133)       (231)        (804,959)
                                                                            ------------     ---------     -------     ------------
Net increase in partners' capital ......................................         129,521         1,296          36          128,189
                                                                            ------------     ---------     -------     ------------
Partners' capital, June 30, 1996 .......................................    $ 13,216,338     $ 154,713     $ 3,860     $ 13,057,765
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

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                   (UNAUDITED)

                                                                                                        INDEPENDENT
                                                                                             MANAGING      GENERAL      LIMITED
                                                                                 TOTAL        PARTNER      PARTNERS     PARTNERS
                                                                            ------------     ---------     -------     ------------
Partners' capital, December 31, 1994 ...................................    $ 10,632,072     $ 128,870     $ 3,127     $ 10,500,075
                                                                            ------------     ---------     -------     ------------
Investment activities:
  Investment income ....................................................         122,492         1,225          35          121,232
  Expenses .............................................................         235,146         2,352          67          232,727
                                                                            ------------     ---------     -------     ------------
Net investment loss ....................................................        (112,654)       (1,127)        (32)        (111,495)

Realized gain on sale of enhanced yield investment .....................               7          --          --                  7

Decrease in unrealized appreciation of enhanced yield investments ......        (527,920)       (5,279)       (150)        (522,491)
                                                                            ------------     ---------     -------     ------------
Net decrease in partners' capital ......................................        (640,567)       (6,406)       (182)        (633,979)
                                                                            ------------     ---------     -------     ------------
Partners' capital, June 30, 1995 .......................................    $  9,991,505     $ 122,464     $ 2,945     $  9,866,096
                                                                            ============     =========     =======     ============

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)



                                                          1996           1995
                                                       -----------    ---------
Cash flows from operating activities:
  Interest and dividends received ..................   $    77,531    $ 129,113
  Cash paid to management company,
    general partners and suppliers .................      (255,794)    (274,896)
                                                       -----------    ---------
    Net cash used by operating activities ..........      (178,263)    (145,783)
                                                       -----------    ---------
Cash flows from investing activities:
  Purchases of enhanced yield investments ..........       (29,943)    (325,260)
  Sale and redemption of enhanced yield investments      1,179,840       88,819
  Repayments of enhanced yield investments .........        49,900      675,349
                                                       -----------    ---------

    Net cash provided by investing activities ......     1,199,797      438,908
                                                       -----------    ---------
Cash flows from financing activities:
  Advances from bank ...............................       115,000      394,500
  Repayments to bank ...............................      (515,000)    (681,500)
                                                       -----------    ---------
    Net cash used by financing activities ..........      (400,000)    (287,000)
                                                       -----------    ---------
Net increase in cash and cash equivalents ..........       621,534        6,125

Cash and cash equivalents at
  beginning of period ..............................        19,407       19,265
                                                       -----------    ---------
Cash and cash equivalents at end
  of period ........................................   $   640,941    $  25,390
                                                       ===========    =========

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                                                        1996               1995
                                                                                                    -----------          ---------
Reconciliation of increase (decrease) in partners' capital from operations to net cash used by operating activities:

  Increase (decrease) in partners' capital from operations$ ................................             129,521          $(640,567)

  Adjustments to reconcile increase (decrease) in partners' capital from operations to net cash used by operating activities:
    Realized gain on sale of enhanced yield investment .....................................          (1,041,510)                (7)
    Decrease in unrealized appreciation of enhanced yield investments ......................             813,323            527,920
    Increase in accounts receivable ........................................................                --               (8,030)
    Decrease in accrued interest receivable ................................................                 836             14,651
    Decrease in accounts payable ...........................................................             (30,600)           (39,750)
    Decrease in due to management company ..................................................             (49,833)              --
                                                                                                     -----------          ---------
Net cash used by operating activities ......................................................         $  (178,263)         $(145,783)
                                                                                                     ===========          =========

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                        SELECTED PER UNIT DATA AND RATIOS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                                                         1996               1995
                                                                                                      -----------          ---------
Investment income ............................................................................         $    6.17        $     9.85
Expenses .....................................................................................             14.10             18.91
                                                                                                       ---------           -------
Net investment loss ..........................................................................             (7.93)            (9.06)

Realized gain on sale of enhanced yield investment ...........................................             83.74           --

Decrease in unrealized appreciation of enhanced yield investments ............................            (65.40)           (42.44)
                                                                                                       ---------           -------
Net increase (decrease) in partners' capital from operations .................................             10.41            (51.50)

Partners' capital, beginning of period .......................................................          1,050.33            852.97
                                                                                                       ---------           -------
Partners' capital, end of period .............................................................         $1,060.74           $801.47
                                                                                                       =========           =======
Ratio of expenses to average partners' capital ...............................................              1.31%             2.29%

Ratio of net investment loss to average partners' capital ....................................             (0.75)%           (1.09)%

Ratio of total increase (decrease) in partners' capital from operations to
  average partners' capital ..................................................................              0.99%            (6.23)%

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

                                                                                          Date Of
Portfolio Company                                                                    Initial Investment       Cost        Fair Value
- -----------------                                                                    ------------------    ----------     ---------
Artegraft, Inc. ....................................................................     January 1993
  -12% senior term promissory note .................................................                       $  209,500     $  209,500
  -12% junior term promissory note .................................................                          250,000        250,000
  -Warrant to buy up to 1,000 shares of common stock at $.01 per share through
     December 31, 2002 .............................................................                               10         63,325
  -Warrant to buy up to 4,000 shares of common stock at $25 per share through
     December 31, 2002 .............................................................                               40        186,675

Champion Healthcare Corporation (AMEX - CHC) .......................................     April 1991
  -335,649 shares of common stock ..................................................                        1,157,724      3,404,976
  -1,300 shares of Series C convertible preferred stock ............................                           23,400         23,400

Drypers Corporation (NASDAQ - DYPR) ................................................     July 1991
  -224,344 shares of common stock ..................................................                        1,309,000        673,453
  -Warrants to buy up to 1,357 shares of common stock at $4 per share through
     June 30, 1998 .................................................................                             --             --

E-B Holdings, Inc. .................................................................     December 1995
  -740 shares of common stock ......................................................                          684,500           --
  -12% promissory note .............................................................                          400,000        260,000
  -8% promissory notes .............................................................                          110,000        110,000

Garden Ridge Corporation (NASDAQ - GRDG) ...........................................     July 1992
  -57,376 shares of common stock ...................................................                            6,375      1,405,282

Independent Gas Company Holdings, Inc. .............................................     February 1991
  -16,267 shares of common stock ...................................................                           20,447         20,447
  -1,281 shares of 9% Series A preferred stock .....................................                        1,284,530      1,284,530
  -215 shares of Series C preferred stock ..........................................                          215,000        215,000

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                 June 30, 1996
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                                          Date Of
Portfolio Company                                                                    Initial Investment       Cost        Fair Value
- -----------------                                                                    ------------------    ----------     ---------
Industrial Equipment Rentals, Inc. ............................................   June 1993
  -91,115 shares of common stock ..............................................                    $      911   $       911
  -2,685 shares of 6% cumulative junior preferred stock .......................                       268,500       268,500
  -12% subordinated debenture .................................................                       538,889       538,889

MaxTech Holdings, Inc. ........................................................   March 1991
  (formerly Maxim Engineers, Inc.)
  -59,875 shares of common stock ..............................................                        15,781     1,400,000
  -2,200,000 shares of 10% cumulative convertible preferred stock .............                     1,500,000     2,200,000

Medifit of America, Inc. ......................................................   September 1992
  -190,476 shares of Series D preferred stock .................................                     1,000,000          --
  -Warrant to buy up to 9,054 shares of common stock at $3.75 per share through
     January 1, 1998 ..........................................................                           163          --
  -Warrant to buy up to 76,379 shares of common stock at $.01 per share through
     January 1, 1998 ..........................................................                          --            --
                                                                                                   ----------   -----------
      Total ...................................................................                    $8,994,770   $12,514,888
                                                                                                   ==========   ===========

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)
                                   (CONTINUED)

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

         As defined in the Investment Company Act of 1940, the Partnership is considered to have controlling interest in E-B Holdings, Inc., Industrial Equipment Rentals, Inc. and MaxTech Holdings, Inc. The fair value of the Partnership's investments in Champion Healthcare Corporation, Drypers Corporation and Garden Ridge Corporation include discounts from the closing market price of $413,031, $55,665 and $43,462 to reflect the effects of restrictions on the sale of such securities at June 30, 1996. Such discounts total $512,158 or $41.19 per unit. Income was earned in the amount of $40,211 and $40,550 for the six months ended June 30, 1996 and 1995, respectively, on Enhanced Yield Investments of companies in which the Partnership has a controlling interest.

         As defined in the Investment Company Act of 1940, all of the Partnership's investments are in eligible Enhanced Yield Investments. The Partnership provides significant managerial assistance to all of the Portfolio Companies in which it has invested except Artegraft, Inc. and Medifit of America, Inc. The Partnership provides significant managerial assistance to Portfolio Companies that comprise 94% of the total value of the Enhanced Yield Investments.
   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

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

         The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. Payment of incentive fees is subject to the payment of $4,797,833 in cumulative accrued priority returns owed to limited partners at June 30, 1996 (See Note 4). The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. Certain officers of the Managing Partner serve as directors of Portfolio Companies, and receive and retain fees in consideration for such service. The Management Company also has management agreements with the Managing Partner and Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

         The Managing Partner is a wholly-owned subsidiary of the Management Company which in turn is controlled by a privately owned corporation. The Managing Partner is also the managing general partner of EEAF and is a subordinated investment advisor to EQS.

(3)     SIGNIFICANT ACCOUNTING POLICIES

         Interim Financial Statements - The financial statements included herein have been prepared without audit and include all adjustments which management considers necessary for a fair presentation.

         Valuation of Investments - Enhanced Yield Investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of partners' capital. Investments in companies whose securities are publicly-traded are valued at their quoted market price as of the respective balance sheet dates, less a discount to reflect the estimated effects of restrictions on the sale of such securities, if applicable. Cost is used to approximate fair value until significant developments affecting an Enhanced Yield Investment provide a basis for use of an appraisal valuation. Thereafter, Enhanced Yield Investments are carried at appraised values as determined quarterly by the Managing Partner, subject to the approval of the Independent General Partners. The fair values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial condition of the issuer. Because of the inherent uncertainty of the valuation of Enhanced Yield Investments which do not have readily ascertainable market values, the Managing Partner's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for such investments. Appraised values do not reflect brokers' fees, other normal selling costs or management incentive fees which might become payable on disposition of such investments.

         Fluctuations in the quoted market prices of investments in companies whose securities are publicly-traded are recorded in the period in which they occur. Subsequent to June 30, 1996, the value of the Partnership's investment declined due to decreases in the quoted market prices of such securities.

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

(4)     ALLOCATIONS AND DISTRIBUTIONS

         The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $4,797,833 and $4,241,362 at June 30, 1996 and December 31, 1995, respectively, is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized.

         Income from any source other than Enhanced Yield Investments is generally allocated to the partners in proportion to the partners' capital contributions. Indirect expenses of the Partnership are allocated between Enhanced Yield Investments and Temporary Cash Investments on a pro-rata basis based on the average assets from each type of investment.

(5)     TEMPORARY CASH INVESTMENTS

         Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest from 4.5% to 4.81% at June 30, 1996.

(6)     ENHANCED YIELD INVESTMENTS

         The Partnership made follow-on investments of $29,943 in Enhanced Yield Investments of two Portfolio Companies during the six months ended June 30, 1996.

         The Partnership made follow-on investments of $325,260 in Enhanced Yield Investments of three Portfolio Companies during the six months ended June 30, 1995.

(7)     NOTE PAYABLE

         On March 31, 1994, the Partnership entered into a $1,500,000 revolving line of credit note payable with a bank. The line of credit was increased to $1,750,000 in March 1995, and then reduced to $750,000 in September 1995. This prime rate line of credit is used to fund the Partnership's follow-on investments. The prime rate was 8.25% at June 30, 1996. On June 30, 1996 and December 31, 1995, the Partnership had no balance and $400,000, respectively, outstanding under such line of credit, which is due September 30, 1996. The line of credit is secured by the Partnership's investment in Drypers Corporation and Champion Healthcare Corporation. The average daily balance outstanding on such line of credit during the six months ended June 30, 1996 and 1995, was $311,126 and $1,303,332, respectively.

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

(9)     SUBSEQUENT EVENTS

         During July 1996, the Partnership, in connection with its commitment discussed above, advanced an additional $10,000 to E-B Holdings, Inc. under an 8% promissory note.

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

         At June 30, 1996, the Partnership had $8,994,770 (at cost) invested in Enhanced Yield Investments of nine companies, and had committed to invest up to an additional $40,000 in the Enhanced Yield Investments of one existing Portfolio Company under certain conditions.

         At June 30, 1996, the Partnership had $640,941 in cash and temporary cash investments. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments or borrowings. The Partnership has a $750,000, prime rate, revolving line of credit with a bank, to be used for Follow-on Investments. At June 30, 1996, the Partnership had no balance outstanding under such line of credit, which is due on September 30, 1996. Management believes that temporary cash investments, proceeds from existing Enhanced Yield Investments and the revolving line of credit provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments.

         Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSES

         Net investment loss after all expenses amounted to $98,666 and $112,654 for the six months ended June 30, 1996 and 1995, respectively. The Partnership earned $70,492 and $121,264 in income from Enhanced Yield Investments during the six months ended June 30, 1996 and 1995, respectively. The decrease in 1996 was due to a decrease in the amounts invested in Enhanced Yield Investments bearing current yields.

         The Management Company receives a management fee at an annual rate equal to 2.5% of the Available Capital, as defined, and is paid quarterly in arrears. Such fee amounted to $98,948 and $117,853 for the six months ended June 30, 1996 and 1995, respectively. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $4,797,833 and $4,241,362 at June 30, 1996 and December 31, 1995, respectively. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

UNREALIZED GAINS ON ENHANCED YIELD INVESTMENTS

         Unrealized appreciation of Enhanced Yield Investments decreased by $813,323 during the six months ended June 30, 1996. Such net decrease resulted from the increase of $2,257,147 in the estimated fair value of Enhanced Yield Investments of three companies, the decrease of $2,400,000 in the estimated fair value of Enhanced Yield Investments of one company and the transfer of $670,470 from unrealized appreciation to realized gain on sale of enhanced yield investment.

         Unrealized appreciation of Enhanced Yield Investments decreased by $527,920 during the six months ended June 30, 1995. Such net decrease resulted from the increase of $1,295,600 in the estimated fair value of Enhanced Yield Investments of two companies and the decrease of $1,823,520 in the estimated fair value of Enhanced Yield Investments of three companies.

DISTRIBUTIONS

         The Partnership made no cash distributions during the three months ended June 30, 1996 and 1995. Cumulative cash distributions to limited partners from inception to June 30, 1996, were $873,297, or $75.53 per weighted average number of Units outstanding.

ENHANCED YIELD INVESTMENTS

         The Partnership made follow-on investments of $29,943 in Enhanced Yield Investments of one company during the six months ended June 30, 1996. In January 1996, the Partnership advanced $20,000 to E-B Holdings, Inc. in exchange for an 8% promissory note. In May 1996, the Partnership exercised its option to buy 1,894 shares of Champion Healthcare Corporation common stock for $9,943. On June 28, 1996, Garden Ridge Corporation completed a 2 for 1 split.

         During the six months ended June 30, 1995, the Partnership made follow-on investments of $325,260 in three companies.

         Of the companies in which the Partnership has investments at June 30, 1996, only Champion Healthcare Corporation, Drypers Corporation and Garden Ridge Corporation are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

SUBSEQUENT EVENTS

         During July 1996, the Partnership advanced an additional $10,000 to E-B Holdings, Inc. under an 8% promissory note.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)EXHIBITS

             None

          (b)REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the Partnership during the period for which this report is filed.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 9, 1996                       EQUUS CAPITAL PARTNERS, L.P.
                                            By: Equus Capital Corporation
                                            Managing General Partner


                                            \s\ NOLAN LEHMANN
                                                Nolan Lehmann
                                            President and Principal Financial
                                            and Accounting Officer