Form 10-Q
period 1996-09-30
EQUUS CAPITAL PARTNERS LP
filed 1996-11-14
CIK 843626

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 1996

---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                  NONE                                        NONE
         -------------------                          ---------------------

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERS' INTERESTS
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 1996, 12,187 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at September 30, 1996 was $985.76. There is no established market for such Units.

                   Documents incorporated by reference: None.

                          EQUUS CAPITAL PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Statements of Assets, Liabilities and Partners' Capital

                - September 30, 1996 and December 31, 1995.....................1

                Statements of Operations

                - For the three months ended September 30, 1996 and 1995.......2
                - For the nine months ended September 30, 1996 and 1995........3

                Statements of Changes in Partners' Capital

                - For the nine months ended September 30, 1996.................4
                - For the nine months ended September 30, 1995.................5

                Statements of Cash Flows

                - For the nine months ended September 30, 1996 and 1995........6

                Selected Per Unit Data and Ratios

                - For the nine months ended September 30, 1996 and 1995........8

                Schedule of Enhanced Yield Investments

                - September 30, 1996...........................................9

                Notes to Financial  Statements................................12

        Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................16

PART II. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form  8-K.............................18

SIGNATURE.....................................................................18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EQUUS CAPITAL PARTNERS, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)


                                                         1996           1995
                                                      -----------    -----------
ASSETS

Enhanced yield investments, at fair
  value (cost of $9,025,163 and $9,152,957,
  respectively) ..................................    $11,636,721    $13,486,398
Temporary cash investments, at cost
  which approximates fair value ..................        578,733           --
Cash .............................................          6,580         19,407
Accounts receivable ..............................           --              100
Accrued interest receivable ......................         67,331         67,045
                                                      -----------    -----------
          Total assets ...........................    $12,289,365    $13,572,950
                                                      ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable ...............................    $     5,700    $    36,300
  Due to management company ......................           --           49,833
  Note payable ...................................           --          400,000
                                                      -----------    -----------
          Total liabilities ......................          5,700        486,133
                                                      -----------    -----------
Commitments and contingencies

Partners' capital:
  Managing partner ...............................        145,386        153,417
  Independent general partners ...................          3,596          3,824
  Limited partners (12,310 Units outstanding) ....     12,134,683     12,929,576
                                                      -----------    -----------
          Total partners' capital ................     12,283,665     13,086,817
                                                      -----------    -----------
          Total liabilities and
          partners' capital ......................    $12,289,365    $13,572,950
                                                      ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)




                                                       1996            1995
                                                    -----------     -----------
Investment income:

  Income from enhanced yield investments .......    $    43,496     $    38,447
  Interest from temporary cash investments .....          7,951           1,093
                                                    -----------     -----------
    Total investment income ....................         51,447          39,540
                                                    -----------     -----------
Expenses:

  Management fee ...............................         49,024          58,495
  Interest expense .............................           --            22,701
  Independent general partner fees .............         15,750          14,265
  Mailing and printing expenses ................          3,654           8,246
  Administrative fees ..........................          5,261           5,280
  Professional fees ............................          1,871           2,875
                                                    -----------     -----------
    Total expenses .............................         75,560         111,862
                                                    -----------     -----------
Net investment loss ............................        (24,113)        (72,322)
                                                    -----------     -----------
Realized gain on sale of enhanced
  yield investment .............................           --           726,667

Unrealized appreciation of enhanced
 yield investments:
  End of period ................................      2,611,558       1,143,096
  Beginning of period ..........................      3,520,118         632,370
                                                    -----------     -----------
    Increase (decrease) in unrealized
      appreciation .............................       (908,560)        510,726
                                                    -----------     -----------
    Total increase (decrease) in partners'
      capital from operations ..................    $  (932,673)    $ 1,165,071
                                                    ===========     ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)




                                                       1996             1995
                                                    -----------     -----------
Investment income:

  Income from enhanced yield investments .......    $   113,988     $   159,711
  Interest from temporary cash investments .....         14,154           2,321
                                                    -----------     -----------
    Total investment income ....................        128,142         162,032
                                                    -----------     -----------
Expenses:

  Management fee ...............................        147,971         176,347
  Interest expense .............................         13,204          82,645
  Independent general partners fees ............         47,250          45,765
  Mailing and printing expenses ................         18,241          12,665
  Administrative fees ..........................         15,784          15,840
  Professional fees ............................          8,471          13,746
                                                    -----------     -----------
    Total expenses .............................        250,921         347,008
                                                    -----------     -----------
Net investment loss ............................       (122,779)       (184,976)
                                                    -----------     -----------
Realized gain on sale of enhanced
  yield investment .............................      1,041,510         726,674
                                                    -----------     -----------
Unrealized appreciation of enhanced
 yield investments:
  End of period ................................      2,611,558       1,143,096
  Beginning of period ..........................      4,333,441       1,160,290
                                                    -----------     -----------
    Decrease in unrealized appreciation ........     (1,721,883)        (17,194)
                                                    -----------     -----------
    Total increase (decrease) in partners'
      capital from operations ..................    $  (803,152)    $   524,504
                                                    ===========     ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)





                                                       INDEPENDENT
                                             MANAGING   GENERAL      LIMITED
                                 TOTAL        PARTNER   PARTNERS     PARTNERS
                              ------------   ---------   -------   ------------
Partners' capital,
  December 31, 1995 .......   $ 13,086,817   $ 153,417   $ 3,824   $ 12,929,576
                              ------------   ---------   -------   ------------
Investment activities:
  Investment income .......        128,142       1,281        37        126,824
  Expenses ................        250,921       2,509        72        248,340
                              ------------   ---------   -------   ------------
  Net investment loss .....       (122,779)     (1,228)      (35)      (121,516)

Realized gain on sale of
  enhanced yield investment      1,041,510      10,416       295      1,030,799
Decrease in unrealized
  appreciation of enhanced
  yield investments .......     (1,721,883)    (17,219)     (488)    (1,704,176)
                              ------------   ---------   -------   ------------
Net decrease in partners'
  capital .................       (803,152)     (8,031)     (228)      (794,893)
                              ------------   ---------   -------   ------------
Partners' capital,
  September 30, 1996 ......   $ 12,283,665   $ 145,386   $ 3,596   $ 12,134,683
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

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                   (UNAUDITED)

                                                      INDEPENDENT
                                            MANAGING    GENERAL      LIMITED
                                TOTAL        PARTNER    PARTNERS     PARTNERS
                             ------------   ---------    -------   ------------
Partners' capital,
  December 31, 1994 .......  $ 10,632,072   $ 128,870    $ 3,127   $ 10,500,075
                             ------------   ---------    -------   ------------

Investment activities:
  Investment income .......       162,032       1,620         46        160,366
  Expenses ................       347,008       3,470         99        343,439
                             ------------   ---------    -------   ------------

Net investment loss .......      (184,976)     (1,850)       (53)      (183,073)

Realized gain on sale of
  enhanced yield investment       726,674       7,267        207        719,200

Decrease in unrealized
  appreciation of
  enhanced yield
  investments .............       (17,194)       (172)        (5)       (17,017)
                             ------------   ---------    -------   ------------

Net decrease in
  partners' capital .......       524,504       5,245        149        519,010
                             ------------   ---------    -------   ------------

Partners' capital,
  September 30, 1995 ......  $ 11,156,576   $ 134,115    $ 3,276   $ 11,019,185
                             ============   =========    =======   ============

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                        1996           1995
                                                     -----------    -----------
Cash flows from operating activities:
  Interest and dividends received .................  $   120,063    $   170,100
  Cash paid to management company,
    general partners and suppliers ................     (331,354)      (395,388)
                                                     -----------    -----------

    Net cash used by operating activities .........     (211,291)      (225,288)
                                                     -----------    -----------

Cash flows from investing activities:
  Purchases of enhanced yield investments .........      (77,443)      (365,260)
  Sale and redemption of enhanced yield investments    1,179,840        820,819
  Repayments of enhanced yield investments ........       74,800        691,950
                                                     -----------    -----------

    Net cash provided by investing activities .....    1,177,197      1,147,509
                                                     -----------    -----------

Cash flows from financing activities:
  Advances from bank ..............................      115,000        506,500
  Repayments to bank ..............................     (515,000)    (1,381,500)
                                                     -----------    -----------
    Net cash used by financing activities .........     (400,000)      (875,000)
                                                     -----------    -----------

Net increase in cash and cash equivalents .........      565,906         47,221

Cash and cash equivalents at
  beginning of period .............................       19,407         19,265
                                                     -----------    -----------

Cash and cash equivalents at end
  of period .......................................  $   585,313    $    66,486
                                                     ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)
                                   (CONTINUED)

                                                          1996          1995
                                                       -----------    ---------
Reconciliation of increase (decrease) in partners' capital from operations to net cash used by operating activities:

   Increase (decrease) in partners' capital
       from operations .............................   $  (803,152)   $ 524,504

   Adjustments to reconcile increase (decrease)
       in partners' capital from operations to
       net cash used by operating activities:
     Realized gain on sale of enhanced
       yield investment ............................    (1,041,510)    (726,674)
     Decrease in unrealized appreciation
       of enhanced yield investments ...............     1,721,883       17,194
     Increase in accounts receivable ...............          --         (8,030)
     Decrease (increase) in accrued
       interest receivable .........................          (286)       8,068
     Interest received in the form of enhanced
       yield investment ............................        (7,793)        --
     Decrease in accounts payable ..................       (30,600)     (40,350)
     Decrease in due to management company .........       (49,833)        --
                                                       -----------    ---------

Net cash used by operating activities ..............   $  (211,291)   $(225,288)
                                                       ===========    =========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                        SELECTED PER UNIT DATA AND RATIOS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)







                                                           1996         1995
                                                         ---------     -------
Investment income ....................................   $   10.30     $ 13.03
Expenses .............................................       20.17       27.90
                                                         ---------     -------
Net investment loss ..................................       (9.87)     (14.87)

Realized gain on sale of enhanced
   yield investment ..................................       83.74       58.42

Decrease in unrealized appreciation
   of enhanced yield investments .....................     (138.44)      (1.38)
                                                         ---------     -------
Net increase (decrease) in partners' capital from
   operations ........................................      (64.57)      42.17

Partners' capital, beginning of period ...............    1,050.33      852.97
                                                         ---------     -------
Partners' capital, end of period .....................   $  985.76     $895.14
                                                         =========     =======
Ratio of expenses to average partners' capital .......        1.98%       3.19%

Ratio of net investment loss to average
   partners' capital .................................       (0.97)%     (1.70)%

Ratio of total increase (decrease) in
   partners' capital from operations to
   average partners' capital .........................       (6.34)%      4.82%

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)



                                                            Date Of
   Portfolio Company                                   Initial Investment               Cost             Fair Value
   -----------------                                   ------------------               ----             ----------
Artegraft, Inc.                                            January 1993
  -  12% senior term promissory note                                              $    184,600         $    184,600
  -  12% junior term promissory note                                                   250,000              250,000
  -  Warrant to buy up to 1,000 shares of
     common stock at $.01 per share
     through December 31, 2002                                                              10               63,325
  -  Warrant to buy up to 4,000 shares
     of common stock at $25 per share
     through December 31, 2002                                                              40              186,675

Drypers Corporation (NASDAQ - DYPR)                           July 1991
  -  224,344 shares of common stock                                                  1,309,000              804,678
  -  Warrants to buy up to 1,357
     shares of common stock at $4
     per share through June 30, 1998                                                      -                     -

E-B Holdings, Inc.                                        December 1995
  -  740 shares of common stock                                                        684,500                  -
  -  12% promissory notes                                                              565,293              425,293

Garden Ridge Corporation (NASDAQ - GRDG)                      July 1992
  -  57,376 shares of common stock                                                       6,375              953,087

Independent Gas Company Holdings, Inc.                    February 1991
  -  16,267 shares of common stock                                                      20,447               20,447
  -  1,281 shares of 9% Series A preferred stock                                     1,284,530            1,284,530
  -  215 shares of Series C preferred stock                                            215,000              215,000

Industrial Equipment Rentals, Inc.                            June 1993
  -  91,115 shares of common stock                                                         911              200,000
  -  2,685 shares of 6% cumulative junior
     preferred stock                                                                   268,500              268,500
  -  12% subordinated debenture                                                        538,889              538,889

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)
                                   (CONTINUED)



                                                            Date Of
   Portfolio Company                                   Initial Investment               Cost             Fair Value
   -----------------                                   ------------------               ----             ----------
MaxTech Holdings, Inc.                                       March 1991
  -  59,875 shares of common stock                                                 $    15,781          $ 1,000,000
  -  2,200,000 shares of 10% cumula-
     tive convertible preferred stock                                                1,500,000            2,200,000

Medifit of America, Inc.                                 September 1992
  -  190,476 shares of Series D preferred
     stock                                                                           1,000,000                 -
  -  Warrant to buy up to 9,054 shares
     of common stock at $3.75 per share
     through January 1, 1998                                                               163                 -
  -  Warrant to buy up to 76,379 shares
     of common stock at $.01 per share
     through January 1, 1998                                                               -                   -

Paracelsus Healthcare Corporation (NYSE - PLS)               April 1991
  -  338,249 shares of common stock                                                  1,181,124            3,041,697
                                                                                   -----------         ------------

      Total                                                                         $9,025,163          $11,636,721
                                                                                    ==========          ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)
                                   (CONTINUED)


         Substantially all of the Partnership's Enhanced Yield Investments are restricted from public sale without prior registration under the Securities Act of 1933. The Partnership negotiates certain aspects of the method and timing of the disposition of the Partnership's Enhanced Yield Investments in each Portfolio Company, including registration rights and related costs. In connection with the investments in E-B Holdings, Inc., Independent Gas Company Holdings, Inc., Industrial Equipment Rentals, Inc., MaxTech Holdings, Inc., Medifit of America, Inc. and Paracelsus Healthcare Corporation, rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Partnership does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

         As defined in the Investment Company Act of 1940, the Partnership is considered to have controlling interest in E-B Holdings, Inc., Industrial Equipment Rentals, Inc. and MaxTech Holdings, Inc. The fair value of the Partnership's investments in Drypers Corporation, Garden Ridge Corporation and Paracelsus Healthcare Corporation include discounts from the closing market price of $92,698, $29,477 and $383,075 to reflect the effects of restrictions on the sale of such securities at September 30, 1996. Such discounts total $505,250 or $40.63 per unit. Income was earned in the amount of $69,566 and $60,921 for the nine months ended September 30, 1996 and 1995, respectively, on Enhanced Yield Investments of companies in which the Partnership has a controlling interest.

         As defined in the Investment Company Act of 1940, all of the Partnership's investments are in eligible Enhanced Yield Investments. The Partnership provides significant managerial assistance to all of the Portfolio Companies in which it has invested except Artegraft, Inc., Medifit of America, Inc. and Paracelsus Healthcare Corporation. The Partnership provides significant managerial assistance to Portfolio Companies that comprise 68% of the total value of the Enhanced Yield Investments.

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

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

         The Partnership seeks to achieve current income and capital appreciation principally by making investments in securities consisting primarily of subordinated debt and related equity securities issued by companies to raise capital or in connection with leveraged acquisitions or recapitalizations ("Enhanced Yield Investments"). The Partnership is fully invested and can only make follow-on investments in existing portfolio companies. The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership will terminate no later than December 31, 1999, subject to the right of the Independent General Partners to extend the term for up to four additional years if they determine that such extension is in the best interest of the Partnership.

(2)      MANAGEMENT

         The Partnership has four general partners, consisting of the Managing Partner and three independent, individual general partners (the "Independent General Partners"). As compensation for services rendered to the Partnership, each Independent General Partner receives an annual fee of $15,000 and a fee of $1,500 for each meeting of the Independent General Partners attended. Pursuant to the Partnership agreement, the Managing Partner made a general partner's capital contribution to the Partnership of $125,316, or approximately one percent of the Partnership's contributed capital, and each Independent General Partner made a capital contribution of $1,000.

         The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. Payment of incentive fees is subject to the payment of $5,076,042 in cumulative accrued priority returns owed to limited partners at September 30, 1996 (See Note 4). The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. Certain officers of the Managing Partner serve as directors of Portfolio Companies, and receive and retain fees in consideration for such service. The Management Company also has management agreements with the Managing Partner and Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

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

         Valuation of Investments - Enhanced Yield Investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of partners' capital. Investments in companies whose securities are publicly-traded are valued at their quoted market price as of the respective balance sheet dates, less a discount to reflect the estimated effects of restrictions on the sale of such securities, if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an Enhanced Yield Investment provide a basis for use of an appraisal valuation. Thereafter, Enhanced Yield Investments are carried at appraised values as determined quarterly by the Managing Partner, subject to the approval of the Independent General Partners. The fair values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial condition of the issuer. Because of the inherent uncertainty of the valuation of Enhanced Yield Investments which do not have readily ascertainable market values, the Managing Partner's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for such investments. Appraised values do not reflect brokers' fees, other normal selling costs or management incentive fees which might become payable on disposition of such investments.

         Fluctuations in the quoted market prices of investments in companies whose securities are publicly-traded are recorded in the period in which they occur. Subsequent to September 30, 1996 and as of November 12, 1996, the value of the Partnership's investments declined approximately 15% due to decreases in the quoted market prices of such securities.

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

(4)      ALLOCATIONS AND DISTRIBUTIONS

         The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $5,076,042 and $4,241,362 at September 30, 1996 and December 31, 1995, respectively, is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized.

         Income from any source other than Enhanced Yield Investments is generally allocated to the partners in proportion to the partners' capital contributions. Indirect expenses of the Partnership are allocated between Enhanced Yield Investments and Temporary Cash Investments on a pro-rata basis based on the average assets from each type of investment.

(5)      TEMPORARY CASH INVESTMENTS

         Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest from 4.5% to 4.85% at September 30, 1996.

(6)      ENHANCED YIELD INVESTMENTS

         The Partnership made follow-on investments of $85,236 in Enhanced Yield Investments of two Portfolio Companies during the nine months ended September 30, 1996, including the conversion of $7,793 of accrued interest receivable into a new note receivable. In addition, the Partnership realized capital gains of $1,041,510 from the sale of enhanced yield investments during the nine months ended September 30, 1996.

         The Partnership made follow-on investments of $325,260 in Enhanced Yield Investments of three Portfolio Companies during the nine months ended September 30, 1995. In addition, the Partnership realized capital gains of $726,674 from the sale of enhanced yield investments during the nine months ended September 30, 1995.

(7)      NOTE PAYABLE

         On March 31, 1994, the Partnership entered into a $1,500,000 revolving line of credit note payable with a bank. The line of credit was increased to $1,750,000 in March 1995, and then reduced to $750,000 in September 1995. This prime rate line of credit is used to fund the Partnership's follow-on investments. The prime rate was 8.25% at September 30, 1996. On September 30, 1996 and December 31, 1995, the Partnership had no balance and $400,000, respectively, outstanding under such line of credit, which expired on September 30, 1996. The line of credit was secured by the Partnership's investment in Drypers Corporation and Paracelsus Healthcare Corporation. The average daily balance outstanding on such line of credit during the nine months ended September 30, 1996 and 1995, was $206,661 and $1,058,695, respectively.

(8)      COMMITMENTS AND CONTINGENCIES

         Management believes the temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain follow-on investments.

(9)      SUBSEQUENT EVENTS

         On November 6, 1996, the Partnership declared a distribution of $25 per Unit payable on or before December 1, 1996, to Unit holders of record as of November 15, 1996.

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

         At September 30, 1996, the Partnership had $9,025,163 (at cost) invested in Enhanced Yield Investments of nine companies, and had no commitments to invest additional amounts in the Enhanced Yield Investments of any Portfolio Company.

         At September 30, 1996, the Partnership had $585,313 in cash and temporary cash investments. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments.

         Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments. On November 6, 1996, the Partnership declared a distribution of $25 per Unit payable on or before December 1, 1996, to unitholders of record as of November 15, 1996.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSES

         Net investment loss after expenses amounted to $122,779 and $184,976 for the nine months ended September 30, 1996 and 1995, respectively. The Partnership earned $113,988 and $159,711 in income from Enhanced Yield Investments during the nine months ended September 30, 1996 and 1995, respectively. The decrease in 1996 was due to a decrease in the amounts invested in Enhanced Yield Investments bearing current yields.

         The Management Company receives a management fee at an annual rate equal to 2.5% of the Available Capital, as defined, and is paid quarterly in arrears. Such fee amounted to $147,971 and $176,347 for the nine months ended September 30, 1996 and 1995, respectively. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $5,076,042 and $4,241,362 at September 30, 1996 and December 31, 1995, respectively. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

UNREALIZED GAINS ON ENHANCED YIELD INVESTMENTS

         Unrealized appreciation of Enhanced Yield Investments decreased by $1,721,883 during the nine months ended September 30, 1996. Such net decrease resulted from the increase of $1,840,460 in the estimated fair value of Enhanced Yield Investments of four companies, the decrease of $2,891,873 in the estimated fair value of Enhanced Yield Investments of one company and the transfer of $670,470 from unrealized appreciation to realized gain on sale of enhanced yield investment.

         Unrealized appreciation of Enhanced Yield Investments decreased by $17,194 during the nine months ended September 30, 1995. Such net decrease resulted from the increase of $3,056,105 in the estimated fair value of Enhanced Yield Investments of two companies, the decrease of $2,926,632 in the estimated fair value of Enhanced Yield Investments of three companies, and the transfer of $146,667 from unrealized appreciation to realized capital gains due to the sale of Enhanced Yield Investments in on company.

DISTRIBUTIONS

         The Partnership made no cash distributions during the nine months ended September 30, 1996 and 1995. Cumulative cash distributions to limited partners from inception to September 30, 1996, were $873,297, or $75.53 per weighted average number of Units outstanding.

ENHANCED YIELD INVESTMENTS

         The Partnership made follow-on investments of $85,236 in Enhanced Yield Investments of two company during the nine months ended September 30, 1996. During 1996, the Partnership advanced $67,500 to E-B Holdings, Inc. in exchange for 12% promissory notes. In May 1996, the Partnership exercised its option to buy 1,894 shares of Champion Healthcare Corporation ("CHC") common stock for $9,943. On June 28, 1996, Garden Ridge Corporation completed a 2 for 1 split. In addition, the Partnership extended certain promissory notes due from E-B Holdings, Inc. and rolled $7,793 of accrued interest on such notes into the new notes.

         In August 1996, CHC was merged into Paracelsus Healthcare Corporation ("PLS"). The Partnership received one share of PLS common stock for each share of CHC common stock and two shares of PLS common stock for each share of CHC preferred stock.

         During the nine months ended September 30, 1995, the Partnership made follow-on investments of $325,260 in three companies.

         Of the companies in which the Partnership has investments at September 30, 1996, only Drypers Corporation, Garden Ridge Corporation and Paracelsus Healthcare Corporation are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

SUBSEQUENT EVENTS

         On November 6, 1996, the Partnership declared a distribution of $25 per Unit payable on or before December 1, 1996, to unitholders of record as of November 15, 1996.

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

Date:  November 13, 1996                   EQUUS CAPITAL PARTNERS, L.P.
                                           By:  Equus Capital Corporation
                                           Managing General Partner


                                           /S/NOLAN LEHMANN
                                           Nolan Lehmann
                                           President and Principal Financial
                                           and Accounting Officer