Form 10-K405
period 1996-12-31
EQUUS CAPITAL PARTNERS LP
filed 1997-03-07
CIK 843626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal period ended December 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this 10-K. [X]

As of December 31, 1996, 12,187 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at December 31, 1996 was $803.10. There is no established market for such Units.
                  Documents incorporated by reference:  None.

                               TABLE OF CONTENTS

PART I                                                                    PAGE

      Item  1.    Business...................................................1
      Item  2.    Properties................................................11
      Item  3.    Legal Proceedings.........................................11
      Item  4.    Submission of Matters to a Vote of Security
                     Holders................................................11

PART II

      Item  5.    Market for the Registrant's Units
                     and Related Unitholder Matters.........................11
      Item  6.    Selected Financial Data...................................12
      Item  7.    Management's Discussion and Analysis of
                       Financial Condition and Results of
                     Operations.............................................13
      Item  8.    Financial Statements and Supplementary
                     Data...................................................16
      Item  9.    Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure....................32

PART III

      Item 10.    Directors and Executive Officers of
                     the Registrant.........................................32
      Item 11.    Executive Compensation....................................36
      Item 12.    Security Ownership of Certain
                     Beneficial Owners and Management.......................39
      Item 13.    Certain Relationships and Related
                     Transactions...........................................40

PART IV

      Item 14.    Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K................................41

ITEM 1.  BUSINESS.

      Equus Capital Partners, L.P. (the "Partnership") was organized as a limited partnership under Delaware law on December 1, 1988, and elected to be a business development company under the Investment Company Act of 1940 (the "Investment Company Act"). The Partnership's total contributed capital was $12,435,691, consisting of $12,307,375 (net of $2,625 in selling commission discounts on sales to affiliates) for 12,310 Units from 1,428 limited partners, $125,316 from the Managing Partner (as defined below) and $3,000 from the Independent General Partners (as defined below). The investment objective of the Partnership is to achieve current income and capital appreciation principally by making investments in "mezzanine" securities, consisting primarily of subordinated debt or preferred stock combined with equity participations in common stock or rights to acquire common stock, and subsequently disposing of such investments. The Partnership Agreement provides for termination of the Partnership on December 31, 1999, subject to the right of the Independent General Partners to extend the term for four additional years if they determine it is in the best interest of the Partnership.

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

      The Partnership's office is located at 2929 Allen Parkway, Suite 2500, Houston, Texas 77019-2120, and its telephone number is (713) 529-0900.

      The Partnership has no employees.

GENERAL

      The investment objective of the Partnership is to achieve current income and capital appreciation principally by making investments in "mezzanine" securities, consisting primarily of subordinated debt or preferred stock combined with equity participations in common stock or rights to acquire common stock, and subsequently disposing of such investments. Such investments are collectively referred to herein as "Enhanced Yield Investments." The Partnership completed its initial investment program in 1993, and may only make follow-on investments in existing portfolio companies after such date.

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

TEMPORARY INVESTMENTS

      Pending investment in Enhanced Yield Investments or distribution to partners, the Partnership invests its available funds in interest-bearing bank accounts, money market mutual funds, U.S. Treasury securities and/or certificates of deposit with maturities of less than one year (collectively, "Temporary Investments"). Temporary Investments also include commercial paper (rated or unrated) and other short-term securities. Temporary Investments constituting cash, cash items, securities issued or guaranteed by the U.S. Treasury or U.S. Government agencies and high quality debt securities (commercial paper rated in the two highest rating categories by Moody's Investor Services, Inc. or Standard & Poor's Corporation, or if not rated, issued by a company having an outstanding debt issue so rated) with maturities of less than one year at the time of investment will qualify for determining whether the Partnership has 70% of its total assets invested in Managed Companies (as hereafter defined) or in qualified Temporary Investments for purposes of the business development company provisions of the Investment Company Act. See "Regulation" below.

      The Partnership's Enhanced Yield Investments generally are unrated securities. Such securities would, however, if rated, typically be classified as speculative securities that generally would be of the type rated BB/Ba to CCC/Caa.

CURRENT PORTFOLIO COMPANIES

      The following is a description of the Partnership investments as of December 31, 1996:

      ARTEGRAFT, INC.

      Artegraft, Inc. ("Artegraft"), Morristown, New Jersey, manufactures and distributes a specialty surgical product line consisting of bovine vascular prostheses used in hemodialysis and other healthcare procedures. At December 31, 1996, the Partnership's investment in Artegraft, valued at $659,700, with a cost of $409,750, consisted of $159,700 in a 12% senior term promissory note, $250,000 in a 12% junior term promissory note, and warrants to buy up to 1,000 and 4,000 shares of common stock for $0.01 and $17.50 per share, respectively. The Partnership's investment represents a 25% fully-diluted equity interest in Artegraft. Mr. Forbes, a Vice President of the Managing Partner and Management Company, serves as a director of Artegraft.

      DRYPERS CORPORATION (NASDAQ: DYPR)

      Drypers Corporation ("Drypers"), Houston, Texas, manufactures and distributes disposable diapers and baby wipes sold under the trade name Drypers(R). Drypers is believed to be the third leading branded diapeR manufacturer in the United States, and has manufacturing facilities in Marion, Ohio; Vancouver, Washington; Buenos Aires, Argentina; Guadalajara, Mexico; Sao Paulo, Brazil and Puerto Rico. The December 31, 1996 closing price of Drypers' common stock on the NASDAQ National Market was $3.75 per share. At December 31, 1996, the Partnership's investment in Drypers, valued at $799,133 with a cost of $1,309,000, consisted of 224,344 shares of common stock and warrants to buy 1,357 shares of common stock at $4 per share. The stock was valued at an average price of $3.56 per share due to restrictions on the Partnership's ability to sell such stock. This discount results in an aggregate reduction in value from the market price on such date of $42,157. The Partnership's investment represents an approximate 1% fully-diluted equity interest in Drypers. Mr. Lehmann, the President of the Managing Partner and Management Company, and Mr. Forbes serve as directors of Drypers.

      E-B HOLDINGS, INC.

      E-B Holdings, Inc. ("E-B"), Houston, Texas, owns interests in two restaurants in the Houston area. At December 31, 1996, the Partnership's investment in E-B, valued at $440,293 with a cost of $1,264,793, consisted of 740 shares of common stock and $580,293 in 12% promissory notes. The Partnership's investment represents a 74% fully-diluted equity interest in E-B. Mr. Forbes serves on E-B's Board of Directors.

      GARDEN RIDGE CORPORATION (NASDAQ: GRDG)

      Garden Ridge Corporation ("GRDG"), Houston, Texas, is a specialty retailer of crafts and home decorative items. GRDG operates eighteen megastores in seven states and is continuing its expansion into other areas of the United States. The December 31, 1996 closing price of GRDG on the NASDAQ National Market was $8.625 per share. At December 31, 1996, the Partnership's investment in GRDG, valued at $480,022 with a cost of $6,375, consisted of 57,376 shares of common stock. The stock was valued at an average price of $8.37 per share due to restrictions on the Partnership's ability to sell such stock. The discount results in an aggregate reduction in value from the market price on such date of $14,846. The Partnership's investment represents less than 1% of the fully-diluted equity interest in GRDG. Mr. Lehmann serves on GRDG's Board of Directors.

      INDEPENDENT GAS COMPANY HOLDINGS, INC.

      Independent Gas Company Holdings, Inc. ("IGC"), Canute, Oklahoma, acquires and manages established propane gas distributors, primarily serving rural Texas and Oklahoma markets. At December 31, 1996, the Partnership's investment in IGC was valued at the original cost of $1,519,977 and consisted of 16,267 shares of common stock, 1,281 shares of 9% Series A preferred stock and 215 shares of Series C preferred stock. The Partnership's investment represents an approximate 8% fully-diluted equity interest in IGC.

      INDUSTRIAL EQUIPMENT RENTALS, INC.

      Industrial Equipment Rentals, Inc. ("IER"), Houma, Louisiana, rents industrial equipment from locations in Texas, Louisiana, Alabama and Mississippi, primarily to refineries, petrochemical plants and oil and gas operations along the Gulf Coast corridor. At December 31, 1996, the Partnership's investment in IER, valued at $1,482,389 with a cost of $808,300, consisted of 91,115 shares of common stock, 2,685 shares of 6% cumulative junior preferred stock and $538,889 in a 12% subordinated debenture. The Partnership's investment represents an approximate 6% fully-diluted equity interest in IER. Mr. Lehmann and Mr. Hale, a vice president of the Managing Partner and Management Company, serve on IER's Board of Directors.

      MAXTECH HOLDINGS, INC.

      MaxTech Holdings, Inc. ("Maxim"), Dallas, Texas, provides environmental and engineering consulting services and has approximately 45 offices throughout the United States. At December 31, 1996, the Partnership's investment in Maxim, valued at $3,200,000 with a cost of $1,515,781, consisted of 59,875 shares of common stock and 2,200,000 shares of 10% cumulative convertible preferred stock. The Partnership's investment represents an approximate 31% fully-diluted equity interest in Maxim. Mr.
Forbes serves on the Board of Directors of Maxim.

      MEDIFIT OF AMERICA, INC.

      Medifit of America, Inc. ("Medifit"), Teaneck, New Jersey, provided comprehensive outpatient rehabilitation services from over 15 facilities in six states. Medifit has sold the majority of its assets and is reorganizing and merging with a company in the terrorist protection business. At December 31, 1996, the Partnership's investment in Medifit, which was recorded at no value with a cost of $1,000,163, consisted of 190,476 shares of Series D preferred stock and warrants to buy 9,054 and 76,379 shares of common stock for $3.75 and $0.01 per share, respectively. The Partnership's investment represents a 3% fully-diluted equity interest in Medifit.

      PARACELSUS HEALTHCARE CORPORATION (NYSE: PLS)

      Paracelsus Healthcare Corporation ("PLS"), Houston, Texas, owns or operates, directly or through hospital partnerships, 31 hospitals and four skilled nursing facilities in 11 states. The December 31, 1996 closing price of PLS's common stock on the New York Stock Exchange was $3.625 per share. At December 31, 1996, the Partnership's investment in PLS, valued at $1,160,070 with a cost of $1,181,124, consisted of 338,249 shares of common stock. The common stock of PLS was valued at an average of $3.43 per share due to restrictions on the Partnership's ability to sell such stock. The discount results in an aggregate reduction in value from the market price on such date of approximately $66,083. The Partnership's investment in PLS represents less than 1% of the fully-diluted equity interest in PLS.

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

FOLLOW-ON INVESTMENTS

      Following its initial investment in a Portfolio Company, the Partnership may be requested to make additional or follow-on investments ("Follow-on Investments") in the company. Follow-on Investments may be made to take advantage of warrants or other preferential rights granted to the Partnership or otherwise to increase the Partnership's position in a successful or promising Portfolio Company. The Partnership may also be called upon to provide additional equity or mezzanine financing needed by a Portfolio Company to implement fully its business plans, to develop a new line of business or to recover from unexpected business problems. The Partnership may borrow an amount up to 20% of its partners' capital to make Follow-on Investments in Portfolio Companies. In addition, the Partnership may reinvest cash receipts and proceeds from the disposition of Enhanced Yield Investments in Follow-on Investments.

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

      As a result of periodically borrowing money, the Partnership is exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage, even on a short-term basis, could have the effect of magnifying increases or decreases in the Partnership's net asset value. While the "spread" between the current yield on the Partnership's investments and the cost of any loan would augment the partners' return from the Partnership, if the spread narrows (because of an increase in the cost of debt or insufficient income on the Partnership's investments), distributions to the partners would be adversely affected. If the spread were reversed, the Partnership might be unable to meet its obligations to its lenders, which might then seek to cause the Partnership to liquidate some or all of its investments. There can be no assurance that the Partnership would realize full value for its investments or recoup all of its capital if its portfolio investments were involuntarily liquidated.

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

      No matters were submitted to a vote of security holders during the fourth quarter of 1996.

ITEM 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS.

      There is no established public trading market for the Partnership's Units. The Partnership had 1,381 limited partners at December 31, 1996, and made cash distributions of $307,750 to limited partners during 1996. The amount distributed to limited partners was $25.00 per Unit in 1996. No distributions were made in 1995 or 1994.

ITEM 6.     SELECTED FINANCIAL DATA.

      Following is a summary of selected financial data of the Partnership for the five years ended December 31, 1996.

                                                    1996             1995              1994               1993             1992
                                               ------------      ------------      ------------      ------------      -------------
Investment income ........................     $    172,416      $    340,077      $    118,642      $    441,432      $    454,019

Net investment loss ......................     $   (198,486)     $   (131,580)     $   (100,715)     $    (46,618)     $   (164,949)

Realized gain (loss) on sales
of enhanced yield investments, net .......     $  1,041,510      $   (586,826)     $     --          $   (150,000)     $      --

Increase (decrease) in
unrealized appreciation
of enhanced yield investments, net .......     $ (3,607,120)     $  3,173,151      $   (905,491)     $    604,287      $  1,321,494

Net increase (decrease) in
partners' capital from
operations ...............................     $ (2,764,096)     $  2,454,745      $ (1,006,206)     $    407,669      $  1,156,545

Distributions to partners ................     $    310,947      $    --           $     --          $    186,568      $    189,377

Total assets .............................     $ 10,054,874      $ 13,572,950      $ 11,976,122      $ 11,919,896      $ 11,657,611

Partners' capital, end of year ...........     $ 10,011,774      $ 13,086,817      $ 10,632,072      $ 11,638,278      $ 11,417,177

Cost of enhanced yield
investments made during year .............     $    100,236      $    561,044      $  2,012,183      $  2,413,438      $  3,951,774

Net cash provided (used) by
operating activities .....................     $   (254,581)     $   (222,266)     $   (256,155)     $    (94,322)     $     22,404

Per Unit of limited partners'
interest:

Net investment loss ......................     $     (15.96)     $     (10.58)     $      (8.10)     $      (3.75)     $     (13.26)

Realized gain (loss) on
sales of enhanced
yield investments, net ...................     $      83.74      $     (47.18)     $      --         $     (12.02)     $      --

Increase (decrease) in
unrealized appreciation
of enhanced yield
investments, net .........................     $    (290.01)     $     255.12      $     (72.20)     $      57.36      $      96.88

Distributions to partners ................     $      25.00      $       --        $       --        $      15.00      $      15.23

Partners' capital, end of year ...........     $     803.10      $   1,050.33      $     852.97      $     933.27      $     906.68

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

      At December 31, 1996, the Partnership had $9,015,263 (at cost) invested in Enhanced Yield Investments of nine companies.

      At December 31, 1996, the Partnership had $240,976 in cash and temporary cash investments. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments.

      Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSES

      Net investment loss after all expenses amounted to $198,486, $131,580 and $100,715 for the years ended December 31, 1996, 1995 and 1994, respectively. Interest income from temporary cash investments was $19,774, $2,818 and $9,528 for the years ended December 31, 1996, 1995 and 1994 respectively. The increase in 1996 was due to the increase in the amounts available for temporary cash investments resulting from proceeds received by the Partnership from the sale of Enhanced Yield Investments. The Partnership earned $152,642, $337,259 and $109,114 in income from Enhanced Yield Investments during the years ended December 31, 1996, 1995 and 1994, respectively. The increase in 1995 was due to two Portfolio Companies which paid dividends of $167,962 on preferred stock held by the Partnership in 1995 which did not declare or pay dividends in 1996 or 1994.

      The Management Company receives a management fee equal to 2.5% of the Available Capital, as defined. Such fee amounted to $196,844, $226,180 and $247,120 for the years ended December 31, 1996, 1995 and 1994, respectively. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $5,354,819 and $4,241,362 at December 31, 1996 and 1995, respectively. Deferred incentive fees of $235,494 were accrued at December 31, 1993. During 1994, the Partnership reversed the accrual of all deferred incentive fees, due to an increase in the accrued priority return and a decrease in net unrealized appreciation on Enhanced Yield Investments in 1994.

Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

REALIZED GAIN OR LOSS ON ENHANCED YIELD INVESTMENTS

      During 1996, the Partnership realized a net capital gain of $1,041,510 from the sale of 24,000 shares of Garden Ridge Corporation ("GRDG") common stock for $1,179,840.

      During 1995, the Partnership realized a net capital loss of $586,826 on the disposition of Enhanced Yield Investments in two companies. The Partnership realized a net capital gain of $726,674 from the sale of common stock of GRDG. In December 1995, the Partnership realized a loss of $1,313,500 on its investment in CMC Holdings, Inc.

      In 1994, the Partnership sold 1,464 shares of GRDG to management of GRDG, under a pre-existing incentive option to acquire such shares, for $1,464, the original cost to the Partnership.

UNREALIZED GAINS ON ENHANCED YIELD INVESTMENTS

      Unrealized appreciation of Enhanced Yield Investments decreased by $3,607,120 during the year ended December 31, 1996. Such net decrease resulted from the increase of $877,308 in the estimated fair value of Enhanced Yield Investments of two companies, the decrease of $3,813,958 in the estimated fair value of Enhanced Yield Investments of three companies and the transfer of $670,470 from unrealized appreciation to realized gains from the sale of one Enhanced Yield Investment.

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

DISTRIBUTIONS

      During 1996, the Partnership made cash distributions of $310,947. The limited partners' share of such distributions amounted to $25.00 per Unit during 1996. Cumulative cash distributions to limited partners from inception to December 31, 1996, were $1,181,047, or $100.53 per weighted average number of Units outstanding. The Partnership made no cash distributions during 1995 and 1994.

ENHANCED YIELD INVESTMENTS

      The Partnership made follow-on investments of $100,236 in Enhanced Yield Investments of two companies during the year ended December 31, 1996. During 1996, the Partnership advanced $82,500 to

E-B Holdings, Inc. in exchange for 12% promissory notes. In May 1996, the Partnership exercised its option to buy 1,894 shares of Champion Healthcare Corporation ("CHC") common stock for $9,943. On June 28, 1996, Garden Ridge Corporation completed a 2 for 1 split of its common stock. In addition, the Partnership extended certain promissory notes due from E-B Holdings, Inc. and rolled $7,793 of accrued interest on such notes into the new notes.

      In August 1996, CHC was merged into Paracelsus Healthcare Corporation ("PLS"). The Partnership received one share of PLS common stock for each share of CHC common stock and two shares of PLS common stock for each share of CHC preferred stock previously held.

      The Partnership made follow-on investments of $561,044 in Enhanced Yield Investments of four companies during the year ended December 31, 1995.

      During the year ended December 31, 1994, the Partnership made follow-on investments of $2,012,183 in five companies.

      Of the companies in which the Partnership has investments at December 31, 1996, only Drypers Corporation, Garden Ridge Corporation and Paracelsus Healthcare Corporation are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Report of Independent Public Accountants

To the Independent General Partners of
   Equus Capital Partners, L.P.:

      We have audited the accompanying statements of assets, liabilities and partners' capital of Equus Capital Partners, L.P. (a Delaware limited partnership), including the schedules of enhanced yield investments, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996, and the selected per unit data and ratios for each of the five years in the period ended December 31, 1996. These financial statements and selected per unit data and ratios are the responsibility of Equus Capital Corporation (the "Managing Partner"). Our responsibility is to express an opinion on these financial statements and selected per unit data and ratios based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per unit data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical verification or confirmation of securities owned as of December 31, 1996 and 1995. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 3, the financial statements include enhanced yield investments valued at $9,741,584 (97% of partners' capital) and $13,486,398 (103% of partners' capital) as of December 31, 1996 and 1995, respectively, whose values have been estimated by the Managing Partner and approved by the Independent General Partners in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing Partner in arriving at its estimate of value of such investments and have inspected the underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, the Managing Partner's estimate of values may differ significantly from the values that would have been used had a ready market existed for the investments and the differences could be material.

      In our opinion, the financial statements and selected per unit data and ratios referred to above present fairly, in all material respects, the financial position of Equus Capital Partners, L.P. as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' capital and its cash flows for each of the three years in the period ended December 31, 1996, and the selected per unit data and ratios for each of the five years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Houston, Texas
February 20, 1997

                          EQUUS CAPITAL PARTNERS, L.P.
            STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                           DECEMBER 31, 1996 AND 1995

                                                         1996            1995
                                                      -----------    -----------
Assets

Enhanced yield investments, at fair
   value (cost of $9,015,263 and $9,152,957,
   respectively) .................................    $ 9,741,584    $13,486,398
Temporary cash investments, at cost
   which approximates fair value .................        230,049           --
Cash .............................................         10,927         19,407
Accrued interest receivable ......................         72,314         67,045
Accounts receivable ..............................           --              100
                                                      -----------    -----------
      Total assets ...............................    $10,054,874    $13,572,950
                                                      ===========    ===========
Liabilities and partners' capital

Liabilities:
   Accounts payable ..............................    $    43,100    $    36,300
   Due to management company .....................           --           49,833
   Note payable ..................................           --          400,000
                                                      -----------    -----------
      Total liabilities ..........................         43,100        486,133
                                                      -----------    -----------
Commitments and contingencies

Partners' capital:
   Managing partner ..............................        122,667        153,417
   Independent general partners ..................          2,952          3,824
   Limited partners (12,310 Units outstanding) ...      9,886,155     12,929,576
                                                      -----------    -----------
      Total partners' capital ....................     10,011,774     13,086,817
                                                      -----------    -----------
      Total liabilities and partners' capital ....    $10,054,874    $13,572,950
                                                      ===========    ===========

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                   1996           1995            1994
                                                -----------    -----------    -----------
Investment income:

     Income from enhanced yield investments .   $   152,642    $   337,259    $   109,114
     Interest from temporary cash investments        19,774          2,818          9,528
                                                -----------    -----------    -----------

         Total investment income ............       172,416        340,077        118,642
                                                -----------    -----------    -----------
Expenses:

     Management fee .........................       196,844        226,180        247,120
     Deferred incentive fees ................          --             --         (235,494)
     Independent general partner fees .......        63,000         61,515         61,500
     Professional fees ......................        44,114         49,308         45,515
     Mailing and printing expenses ..........        32,695         22,878         42,198
     Interest expense .......................        13,204         90,656         37,383
     Administrative fees ....................        21,045         21,120         21,135
                                                -----------    -----------    -----------
          Total expenses ....................       370,902        471,657        219,357
                                                -----------    -----------    -----------
Net investment loss .........................      (198,486)      (131,580)      (100,715)
                                                -----------    -----------    -----------
Realized gain (loss) on sales of enhanced
   yield investments, net: ..................     1,041,510       (586,826)          --
                                                -----------    -----------    -----------
Unrealized appreciation of enhanced
   yield investments, net:
   End of year ..............................       726,321      4,333,441      1,160,290
   Beginning of year ........................     4,333,441      1,160,290      2,065,781
                                                -----------    -----------    -----------
   Increase (decrease) in unrealized
      appreciation, net .....................    (3,607,120)     3,173,151       (905,491)
                                                -----------    -----------    -----------
   Net increase (decrease) in partners'
      capital from operations ...............   $(2,764,096)   $ 2,454,745    $(1,006,206)
                                                ===========    ===========    ===========

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                     INDEPENDENT
                                                          MANAGING     GENERAL     LIMITED
                                             TOTAL         PARTNER     PARTNERS    PARTNERS
                                          ------------    --------   -----------  ------------
Partners' capital,
      December 31, 1993 ...............   $ 11,638,278    $ 146,332    $ 3,411    $ 11,488,535
                                          ------------    ---------    -------    ------------
Investment activities:
     Investment income ................        118,642        1,186         34         117,422
     Expenses .........................        219,357        2,193         63         217,101
                                          ------------    ---------    -------    ------------
        Net investment loss ...........       (100,715)      (1,007)       (29)        (99,679)

Decrease in unrealized appreciation
     of enhanced yield investments, net       (905,491)     (16,455)      (255)       (888,781)
                                          ------------    ---------    -------    ------------
Net decrease in partners' capital .....     (1,006,206)     (17,462)      (284)       (988,460)
                                          ------------    ---------    -------    ------------
Partners' capital,
     December 31, 1994 ................     10,632,072      128,870      3,127      10,500,075
                                          ------------    ---------    -------    ------------
Investment activities:
     Investment income ................        340,077        3,400         97         336,580
     Expenses .........................        471,657        4,717        134         466,806
                                          ------------    ---------    -------    ------------
        Net investment loss ...........       (131,580)      (1,317)       (37)       (130,226)

Realized loss on sale of enhanced
     yield investments, net ...........       (586,826)      (5,868)      (167)       (580,791)

Increase in unrealized appreciation of
     enhanced yield investments, net ..      3,173,151       31,732        901       3,140,518
                                          ------------    ---------    -------    ------------
Net increase in partners' capital .....      2,454,745       24,547        697       2,429,501
                                          ------------    ---------    -------    ------------
Partners' capital,
     December 31, 1995 ................   $ 13,086,817    $ 153,417    $ 3,824    $ 12,929,576
                                          ============    =========    =======    ============

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                  (Continued)

                                                                       INDEPENDENT
                                                            MANAGING     GENERAL      LIMITED
                                               TOTAL         PARTNER    PARTNERS     PARTNERS
                                            ------------    ---------  ------------  ---------
Partners' capital,
      December 31, 1995 ..................  $ 13,086,817    $ 153,417    $ 3,824    $ 12,929,576
                                            ------------    ---------    -------    ------------
Investment activities:
     Investment income ...................       172,416        1,724         49         170,643
     Expenses ............................       370,902        3,709        105         367,088
                                            ------------    ---------    -------    ------------
        Net investment loss ..............      (198,486)      (1,985)       (56)       (196,445)

Realized gain on sale of
     enhanced yield investment, net.......     1,041,510       10,416        295       1,030,799

Decrease in unrealized appreciation
     of enhanced yield investments, net...    (3,607,120)     (36,071)    (1,024)     (3,570,025)

Distribution to partners .................      (310,947)      (3,110)       (87)       (307,750)
                                            ------------    ---------    -------    ------------
Net decrease in partners' capital ........    (3,075,043)     (30,750)      (872)     (3,043,421)
                                            ------------    ---------    -------    ------------
Partners' capital,
     December 31, 1996 ...................  $ 10,011,774    $ 122,667    $ 2,952    $  9,886,155
                                            ============    =========    =======    ============

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                    1996           1995           1994
                                                -----------    -----------    -----------
Cash flows from operating activities:
     Interest received ......................   $   159,354    $   207,308    $   200,770
     Cash paid to management company,
        general partners, bank and suppliers       (413,935)      (429,574)      (456,925)
                                                -----------    -----------    -----------
        Net cash used by operating activities      (254,581)      (222,266)      (256,155)
                                                -----------    -----------    -----------
Cash flows from investing activities:
     Purchase of enhanced yield investments .       (92,443)      (415,260)    (2,012,183)
     Sale of enhanced yield investments .....     1,179,840        732,007          1,464
     Repayment of enhanced yield investments         99,700        805,661        391,300
                                                -----------    -----------    -----------
        Net cash provided (used) by investing
           activities .......................     1,187,097      1,122,408     (1,619,419)
                                                -----------    -----------    -----------
Cash flows from financing activities:
     Advances on note payable from bank .....       115,000        556,500      1,400,000
     Repayments on note payable to bank .....      (515,000)    (1,456,500)      (100,000)
     Distributions to partners ..............      (310,947)          --             --
                                                -----------    -----------    -----------
        Net cash provided (used) by financing
           activities .......................      (710,947)      (900,000)     1,300,000
                                                -----------    -----------    -----------
Net increase (decrease) in cash and
     cash equivalents .......................       221,569            142       (575,574)

Cash and cash equivalents at
     beginning of year ......................        19,407         19,265        594,839
                                                -----------    -----------    -----------
Cash and cash equivalents at end
     of year ................................   $   240,976    $    19,407    $    19,265
                                                ===========    ===========    ===========

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                  (Continued)

                                                    1996           1995           1994
                                                 -----------    -----------    -----------
Reconciliation of increase (decrease)
     in partners' capital from operations
     to net cash used by operating activities:

Increase (decrease) in partners' capital
     from operations .........................   $(2,764,096)   $ 2,454,745    $(1,006,206)

Adjustments to reconcile increase (decrease in
     partners' capital from operations to
     net cash used by operating activities:
     Realized (gain) loss on sales of enhanced
        yield investments, net ...............    (1,041,510)       586,826           --
     Decrease in unrealized
        appreciation of enhanced yield
        investments, net .....................     3,607,120     (3,173,151)       905,491
     Decrease in accounts receivable .........          --             --              938
     Accrued interest or dividends exchanged
        for enhanced yield investments .......        (7,793)      (145,784)          --
     Decrease (increase) in accrued
        interest receivable ..................        (5,269)        13,015         81,190
     Increase (decrease) in accounts payable .         6,800         (7,750)        (2,074)
     Increase (decrease) in due to management
        company ..............................       (49,833)        49,833           --
     Decrease in deferred incentive fees .....          --             --         (235,494)
                                                 -----------    -----------    -----------
Net cash used by operating activities ........   $  (254,581)   $  (222,266)   $  (256,155)
                                                 ===========    ===========    ===========

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                       SELECTED PER UNIT DATA AND RATIOS
                   FOR THE FIVE YEARS ENDED DECEMBER 31, 1996

                                            1996         1995        1994         1993        1992
                                       ------------  ------------  ----------  ----------  ----------
Selected per unit data:

Investment income ..................   $      13.86  $      27.34  $     9.54  $    35.49  $    36.50

Expenses ...........................          29.82         37.92       17.64       39.24       49.76
                                       ------------  ------------  ----------  ----------  ----------
Net investment loss ................         (15.96)       (10.58)      (8.10)      (3.75)     (13.26)

Realized gain (loss) on sales of
     enhanced yield investments, net          83.74        (47.18)    --           (12.02)     --

Increase (decrease) in unrealized
     appreciation of enhanced
     yield investments, net ........        (290.01)       255.12      (72.20)      57.36       96.88
                                       ------------  ------------  ----------  ----------  ----------
Net increase (decrease) in partners'
     capital from operations .......        (222.23)       197.36      (80.30)      41.59       83.62

Distributions to partners ..........         (25.00)      --          --           (15.00)     (15.23)
                                       ------------  ------------  ----------  ----------  ----------
Net increase (decrease) in
     partners'capital ..............        (247.23)       197.36      (80.30)      26.59       68.39

Partners' capital, beginning of year       1,050.33        852.97      933.27      906.68      838.29
                                       ------------  ------------  ----------  ----------  ----------
Partners' capital, end of year .....   $     803.10  $   1,050.33  $   852.97  $   933.27  $   906.68
                                       ============  ============  ==========  ==========  ==========
Selected ratios:

Ratio of expenses to average
     partners' capital .............           3.22%         3.98%       1.97%       4.27%       5.70%

Ratio of net investment loss to
     average partners' capital .....          (1.72)%       (1.11)%     (0.91)%     (0.41)%     (1.52)%

Ratio of total increase (decrease)
     in partners' capital from
     operations to average
     partners' capital .............         (23.98)%       20.74%      (8.99)%      4.52%       9.58%

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                DECEMBER 31, 1996


                                        DATE OF
  PORTFOLIO COMPANY                INITIAL INVESTMENT     COST      FAIR VALUE
  -----------------                ------------------  ---------- -------------
Artegraft, Inc.                        January 1993
  -  12% senior term promissory note                 $    159,700 $    159,700
  -  12% junior term promissory note                      250,000      250,000
  -  Warrant to buy up to 1,000
     shares of common stock at $.01
     per share through December 31,
     2002                                                      10       63,325
  -  Warrant to buy up to 4,000
     shares of common stock at
     $17.50 per share through
     December 31, 2002                                         40      186,675

Drypers Corporation (NASDAQ - DYPR)    July 1991
  -  224,344 shares of common stock                     1,309,000      799,133
  -  Warrants to buy up to 1,357
     shares of common stock at $4
     per share through June 30, 1998                         -             -

E-B Holdings, Inc.                     December 1995
  -  740 shares of common stock                           684,500          -
  -  12% promissory notes                                 580,293      440,293

Garden Ridge Corporation
  (NASDAQ - GRDG)                      July 1992
  -  57,376 shares of common stock                          6,375      480,022

Independent Gas Company
  Holdings, Inc.                       February 1991
  -  16,267 shares of common stock                         20,447       20,447
  -  1,281 shares of 9% Series
     A preferred stock                                  1,284,530    1,284,530
  -  215 shares of Series C
       preferred stock                                    215,000      215,000

Industrial Equipment Rentals, Inc.     June 1993
  -  91,115 shares of common stock                            911      675,000
  -  2,685 shares of 6% cumulative
     junior preferred stock                               268,500      268,500
  -  12% subordinated debenture                           538,889      538,889


   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                DECEMBER 31, 1996
                                   (Continued)

                                        DATE OF
  PORTFOLIO COMPANY                INITIAL INVESTMENT     COST      FAIR VALUE
  -----------------                ------------------  ---------- -------------
MaxTech Holdings, Inc.                 March 1991
  -  59,875 shares of common
     stock                                            $    15,781  $ 1,000,000
  -  2,200,000 shares of 10%
     cumulative convertible
     preferred stock                                    1,500,000    2,200,000

Medifit of America, Inc.               September 1992
  -  190,476 shares of Series
     D preferred stock                                  1,000,000         -
  -  Warrant to buy up to
     9,054 shares of common
     stock at $3.75 per share
     through January 1, 1998                                  163         -
  -  Warrant to buy up to
     76,379 shares of common
     stock at $.01 per share
     through January 1, 1998                                  -             -

Paracelsus Healthcare Corporation
  (NYSE - PLS)                         April 1991
  -  338,249 shares of common stock                     1,181,124    1,160,070
                                                      ----------- ------------
      Total                                            $9,015,263  $ 9,741,584
                                                       ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                DECEMBER 31, 1996
                                   (Continued)

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

      As defined in the Investment Company Act of 1940, the Partnership is considered to have controlling interest in E-B Holdings, Inc., Industrial Equipment Rentals, Inc. and MaxTech Holdings, Inc. The fair value of the Partnership's investments in Drypers Corporation, Garden Ridge Corporation and Paracelsus Healthcare Corporation include discounts from the closing market price of $42,157, $14,846 and $66,083 to reflect the effects of restrictions on the sale of such securities at December 31, 1996. Such discounts total $123,086 or $9.90 per unit. Income was earned in the amount of $94,854, $81,115 and $42,394 for the years ended December 31, 1996, 1995 and 1994, respectively, on Enhanced Yield Investments of companies in which the Partnership has a controlling interest.

      As defined in the Investment Company Act of 1940, all of the Partnership's investments are in eligible Enhanced Yield Investments. The Partnership provides significant managerial assistance to all of the Portfolio Companies in which it has invested except Artegraft, Inc., Medifit of America, Inc. and Paracelsus Healthcare Corporation. The Partnership provides significant managerial assistance to Portfolio Companies that comprise 81% of the total value of the Enhanced Yield Investments.

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                DECEMBER 31, 1995

                                        DATE OF
  PORTFOLIO COMPANY                INITIAL INVESTMENT     COST      FAIR VALUE
  -----------------                ------------------  ---------- -------------
Artegraft, Inc.                        January 1993
  -  12% senior term promissory note                 $    259,300 $    259,300
  -  12% junior term promissory note                      250,000      250,000
  -  Warrant to buy up to 1,000
     shares of common stock at $.01
      per share through December 31,
      2002                                                     10       63,325
  -  Warrant to buy up to 4,000 shares
     of common stock at $25 per share
     through December 31, 2002                                 40      186,675

Champion Healthcare Corporation
  (AMEX - CHC)                         April 1991
  -  333,755 shares of common stock                     1,147,781    1,575,746
  -  1,300 shares of Series C
     convertible preferred stock                           23,400       23,400
  -  Warrants to buy up to 1,894
     shares of common stock at
     $5.90 per share through
     June 1, 1999                                            -            -

Drypers Corporation (NASDAQ - DYPR)    July 1991
  -  224,344 shares of common stock                     1,309,000      595,914
  -  Warrants to buy up to 1,357
     shares of common stock at $4
     per share through June 30, 1998                         -             -

E-B Holdings, Inc.                     December 1995
  -  740 shares of common stock                           684,500          -
  -  12% promissory note                                  400,000      260,000
  -  8% promissory notes                                   90,000       90,000

Garden Ridge Corporation
  (NASDAQ - GRDG)                      July 1992
  -  52,688 shares of common stock                        144,705    1,853,761

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                DECEMBER 31, 1995
                                  (Continued)

                                        DATE OF
  PORTFOLIO COMPANY                INITIAL INVESTMENT     COST      FAIR VALUE
  -----------------                ------------------  ---------- -------------
Independent Gas Company
  Holdings, Inc.                       February 1991
  -  16,267 shares of common stock                    $    20,447 $     20,447
  -  1,281 shares of 9% Series
     A preferred stock                                  1,284,530    1,284,530
  -  215 shares of Series C preferred stock               215,000      215,000

Industrial Equipment Rentals, Inc.     June 1993
  -  91,115 shares of common stock                            911          911
  -  2,685 shares of 6% cumulative
     junior preferred stock                               268,500      268,500
  -  12% subordinated debenture                           538,889      538,889

MaxTech Holdings, Inc.                 March 1991
  (formerly Maxim Engineers, Inc.)
  -  59,875 shares of common stock                         15,781    2,986,000
  -  2,200,000 shares of 10% cumula-
     tive convertible preferred stock                   1,500,000    3,014,000

Medifit of America, Inc.               September 1992
  -  190,476 shares of Series D
     preferred stock                                    1,000,000         -
  -  Warrant to buy up to 9,054
     shares of common stock at $3.75
     per share through January 1, 1998                        163         -
  -  Warrant to buy up to 76,379 shares
     of common stock at $.01 per share
     through January 1, 1998                                  -           -
                                                      ----------- ------------
      Total                                            $9,152,957  $13,486,398
                                                       ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

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

      The Partnership seeks to achieve current income and capital appreciation principally by making investments in "mezzanine" securities, consisting primarily of subordinated debt or preferred stock combined with equity participations in common stock or rights to acquire common stock, and subsequently disposing of such investments ("Enhanced Yield Investments"). The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership will terminate no later than December 31, 1999, subject to the right of the Independent General Partners to extend the term for up to four additional years if they determine that such extension is in the best interest of the Partnership.

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

      The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. Payment of the incentive fees is subject to the payment of $5,354,819 and $4,241,362 in cumulative accrued priority returns owed to limited partners at December 31, 1996 and 1995, respectively (See Note 4). During 1994, the Partnership reversed the accrual of all deferred incentive fees of $235,494, due to an increase in the accrued priority return and a decrease in net unrealized appreciation on Enhanced Yield Investments in 1994. The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. Certain officers of the Managing Partner serve as directors of Portfolio Companies, and receive and retain fees in consideration for such service. The Management Company also has management agreements with the Managing Partner and Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

      The Managing Partner is a wholly-owned subsidiary of the Management Company, which in turn is controlled by a privately owned corporation. The Managing Partner is also the managing general partner of EEAF and is a subordinated investment advisor to EQS.

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

(4)   ALLOCATIONS AND DISTRIBUTIONS

      The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $5,354,819 and $4,241,362 at December 31, 1996 and 1995, respectively, is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized.

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

(5)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest at 4.5% at December 31, 1996.

(6)   ENHANCED YIELD INVESTMENTS

      The Partnership made follow-on investments of $100,236 in Enhanced Yield Investments of two Portfolio Companies during the year ended December 31, 1996, including the conversion of $7,793 of accrued interest receivable into a new note receivable. In addition, the Partnership realized capital gains of $1,041,510 from the sale of one enhanced yield investment during the year ended December 31, 1996.

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

 (7)  NOTE PAYABLE

      On March 31, 1994, the Partnership entered into a $1,500,000 revolving line of credit note payable with a bank. The line of credit was reduced to $750,000 in September 1995, and expired on September 30, 1996. This prime rate line of credit was used to fund the Partnership's follow-on investments. On December 31, 1995, the Partnership had $400,000 outstanding under such line of credit. The average daily balance outstanding on such line of credit during the years ended December 31, 1996 and 1995, was $154,713 and $891,801, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The Partnership has no directors or officers. On December 31, 1996, the Partnership was managed by the Managing Partner and three Independent General Partners.

      Certain information regarding the Independent General Partners is set forth below:

      John M. Ivancevich, age 57, has been an Independent General Partner of the Partnership since 1989. He has been Executive Vice President for Academic Affairs and Provost at the University of Houston since July 1995 and was Dean of the College of Business Administration at the University of Houston from 1988 to July 1995. Dean Ivancevich has held the Hugh Roy and Lillie Cranz Cullen Distinguished Professorship of Management since 1979. Since 1974, Dean Ivancevich has occupied various positions in the College of Business Administration, including Chairman of the Department of Organizational Behavior and Management and Associate Dean for Research.

      Salvatore E. Manzo, age 79, has been an Independent General Partner of the Partnership since 1989. He was director of Business Development and Financing of the Economic Development Division of the Greater Houston Partnership from 1989 to 1992. From 1985 to 1989, he was Assistant Dean for Executive Development of the Jesse H. Jones Graduate School of Administration of Rice University, and from 1979 to 1985, Mr. Manzo was Director of Executive Development at such school.

      Williston B. Symonds, age 64, has been an Independent General Partner of the Partnership since 1990. He has been an independent consultant since 1981 with temporary affiliations with companies in the energy and telecommunications industries. From 1983 to 1985 he was with Advanced Telecommunications Corporation, a provider of alternate long distance telephone services and consulting engineering, as a director, Vice President-Finance, Secretary and Treasurer and from 1984 as President and Treasurer. He is also a director of the Houston National Bank of Houston, Texas.

      The Independent General Partners make up the audit committee and do not have separate nominating or compensation committees, but act on such matters as a committee of the whole. The business address of Messrs. Ivancevich, Manzo and Symonds is 2929 Allen Parkway, Suite 2500, Houston, Texas 77019.

FILING OF REPORTS OF UNIT OWNERSHIP

      Under the federal securities laws, the Partnership's general partners and any persons holding more than ten percent of the Partnership's Units are required to report their ownership of the Partnership's Units and any changes in that ownership to the Partnership and the SEC. Specific due dates for these reports have been established by regulation and the Partnership is required to report any failure to file by these dates in 1996. All of these filings were satisfied by the Partnership's general partners and ten percent holders, pursuant to Section 16(2) of the Securities Exchange Act of 1934.

      As of March 1, 1997, the Partnership believes that all of the Partnership's general partners and ten percent holders are current in their filings. In making these statements, the Partnership has relied on the transfer records of the Partnership and copies of reports that they have filed with the SEC.

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

      The following is a list of the directors and officers of the Managing
Partner:

          NAME                       AGE        POSITION

          Sam P. Douglass            64        Chairman of the Board and
                                                 Chief Executive Officer
          Nolan Lehmann              52        President and Director
          Randall B. Hale            34        Vice President and Director
          Paula T. Douglass          45        Director
          S. Preston Douglass, Jr.   35        Director
          Patrick M. Cahill          36        Vice President and Treasurer
          Tracy H. Cohen             30        Vice President and Secretary
          Gary L. Forbes             53        Vice President

      Sam P. Douglass has been Chairman of the Board of the Managing Partner since its formation in September 1983 and became Chief Executive Officer in December 1989. Mr. Douglass is also Chairman of the Board and Chief Executive Officer of the Management Company and Equus II Incorporated. Since December 1978, he has served as Chairman and Chief Executive Officer of Equus Corporation International, a privately-owned corporation engaged in a variety of investment activities.

      Nolan Lehmann has been the President of the Managing Partner since May 1990 and a director since December 1989. From its formation in September 1983 to May 1990 he was Executive Vice President. Mr. Lehmann is also President and a director of the Management Company and Equus II Incorporated. He is a director of Allied Waste Industries, Inc., American Residential Services, Inc., Drypers Corporation and Garden Ridge Corporation. Mr. Lehmann is a certified public accountant.

      Randall B. Hale, has been a Vice President of the Managing Partner, Equus II Incorporated and the Management Company since November 1992. He was elected a director of the Managing Partner and Management Company in February 1996. He is also a director of American Residential Services, Inc. From June 1985 to October 1992, he was employed by Arthur Andersen LLP. Mr. Hale is a certified public accountant.

      Paula T. Douglass, has been a director of the Management Company since July 1993. She was elected director of the Managing Partner in February 1996. Since July 1991, she has been Chairman and CEO of DOVA Production and Entertainment Company. From September 1989 to September 1990 she was employed as an attorney by Fulbright & Jaworski. Since December 1978, she has been a director of Equus Corporation International and she is also Co-Chairman of the Board of Iwerks Entertainment, Inc. She is a licensed attorney.

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

      Patrick M. Cahill, has been Treasurer and a Vice President of the Sub-Adviser since March 1996 and Controller of the Sub-Adviser Since May 1987. He has also been the Controller of the Management Company since May 1987. From June 1982 to May 1987, he was employed by Ernst & Young. Mr.
Cahill is a certified public accountant.

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

      Gary L. Forbes was a director of the Managing Partner from January 1992 to November 1995 and has been a Vice President of the Managing Partner and the Management Company since November 1991. He was a director of the Management Company from July 1993 to November 1995. He has been a Vice President of Equus II Incorporated since December 1991. He is also a director of Consolidated Graphics, Inc., Drypers Corporation and NCI Building Systems, Inc. Mr. Forbes is a certified public accountant.

      There is no family relationship between any Independent General Partner and any director or officer of the Managing Partner. Paula T. Douglass is the wife of Sam P. Douglass, and S. Preston Douglass, Jr. is the son of Sam P. Douglass.

      The business address of Messrs. Douglass, Lehmann, Hale, Cahill, Forbes and Ms. Douglass and Cohen is 2929 Allen Parkway, Suite 2500, Houston, Texas 77019. The business address of Mr. S. Preston Douglass, Jr. is 820 Main Street , Suite 100, Kerrville, Texas 78028.

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

      The directors and officers of the Management Company are Sam P. Douglass, Chairman of the Board and Chief Executive Officer, Nolan Lehmann, President and a director, Randall B. Hale, Vice President, Secretary and director, Paula T. Douglass, director, S. Preston Douglass, Jr., director, and

Gary L. Forbes, Vice President. See "Managing Partner" above for information concerning Messrs. Sam P. Douglass, Lehmann, Hale, S. Preston Douglass, Jr., Tucker, Forbes and Ms. Douglass.

      As a result of its stock ownership in the Management Company, Equus Corporation International has 80% voting control of the Management Company. Equus Corporation International is a privately owned corporation engaged in a variety of investment activities. The business address of Equus Corporation International is 2929 Allen Parkway, Suite 2500, Houston, Texas 77019.

THE MANAGEMENT AGREEMENT

      The Management Agreement provides that the Management Company receive as compensation for its services a management fee (the "Management Fee") at an annual rate of 2.5% of Available Capital of the Partnership, paid quarterly in arrears. "Available Capital" is the amount of net offering proceeds from the sale of Units reduced by capital distributed to the holders of the Units and realized losses from the Partnership's investments. The Management Fee is payable quarterly in arrears. Management fees of $196,844, $226,180 and $247,120 were paid during the years ended December 31, 1996, 1995 and 1994, respectively.

      The Management Agreement also provides that the Management Company will be paid as the Management Company Incentive Fee an amount equal to 10% of the excess of distributions from Enhanced Yield Investments over distributions from Enhanced Yield Investments representing returns of capital over the life of the Partnership, subject to payment of the priority return to the Limited Partners. The cumulative amount of the Management Company Incentive Fee will be determined as of the end of each fiscal quarter and upon termination of the Partnership. If, at the end of any such period or upon termination, net payments previously made to the Management Company exceed 10% of the Partnership's cumulative distributions, including the priority return, from Enhanced Yield Investments less unrealized capital depreciation, the Management Company will be required to repay all or a portion of the Management Company Incentive Fee previously received. A deferred incentive fee of $235,494 was accrued as of December 31, 1993. Such deferred incentive fees are recorded to the extent unrealized appreciation exceeds the priority return owed. During 1994, the Partnership reversed the accrual of all deferred incentive fees, due to an increase in the accrued priority return and a decrease in the net unrealized appreciation on Enhanced Yield Investments in 1994. Reversal of deferred incentive fee expense of $235,494 is included in the Statements of Operations for the year ended December 31, 1994. At December 31, 1996, payment of incentive fees is subject to the payment of $5,354,819 in cumulative accrued priority returns owed to limited partners.

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

      As compensation for the specified administrative services to be rendered by the Management Company, the Management Company is paid a fee (the "Fund Administration Fee") of $15 per Limited Partner account per year and will be reimbursed for certain out-of-pocket expenses relating to such services. Such terms and conditions must be approved by the Independent General Partners, however, as being not less favorable to the Partnership than those obtainable from competent unaffiliated third parties. The amount of compensation payable to the Management Company is reviewed annually by the Independent General Partners and, subject to the limitation contained in the previous sentence, may be increased or decreased by the Independent General Partners to provide for such compensation as the Independent General Partners may in good faith deem reasonable. Administration fees were $21,045, $21,120 and $21,135 for the years ended December 31, 1996, 1995 and 1994, respectively.

      The Management Company is a registered investment adviser under the Advisers Act.

ITEM 11.  EXECUTIVE COMPENSATION.

      The following table sets forth all cash compensation paid to the Independent General Partners during or with respect to 1996 for services rendered in all capacities to the Partnership.

          Number of            Capacities in                  Cash
          PERSONS IN GROUP      WHICH SERVED               COMPENSATION

                 3             Independent General           $63,000
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


      The Partnership has no directors, executive officers or employees and therefore paid no other compensation during 1996.

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

      The Partnership and the Managing Partner intend to file an application for an exemptive order of the SEC concerning proposed procedures in the event that the Managing Partner is removed. Under such application, in the event of the removal of the Managing Partner and the continuation of the Partnership, the investments of the Partnership at the time of removal would be appraised. All unrealized capital gains and losses of the Partnership would be deemed realized at that time for purposes of making a final allocation to the Managing Partner. With respect to the allocation of its MGP Incentive Distributions, the Managing Partner would receive a final allocation of capital gains and losses as if such allocation were being made at the end of a fiscal year. If the capital account of the Managing Partner has a positive balance after such final allocation, to the extent permissible under the Investment Advisers Act, the Partnership would deliver a promissory note issued by it to the Managing Partner, the principal amount of which shall be equal to the amount, if any, by which the positive balance in the Managing Partner's capital account exceeds its Capital Contribution, and which bears interest at a rate per annum equal to the prime lending rate in effect at Texas Commerce Bank at the time of removal, with interest payable annually and principal payable, if at all, only from any available cash before any distributions thereof are made to the Partners. If the capital account of the Managing Partner has a negative balance after such final allocation, the Managing Partner shall contribute cash to the capital of the Partnership in an amount equal to the negative balance in its capital account, which contribution of cash will be a Capital Contribution, thus affecting the amounts allocated to it. The Managing Partner would become a Limited Partner with respect to its remaining interest in Profits and Losses allocated and related distributions.

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

      Set forth below is information as of December 31, 1996, with respect to the ownership of Units by the directors and officers of the Managing Partner.

                                           Units
NAME                                BENEFICIALLY OWNED       PERCENTAGE

Patrick M. Cahill
(Vice President and
Treasurer)                           38 (1)                    .31%

Tracy H. Cohen
(Vice President and
Secretary)                           38 (1)                    .31%

Sam P. Douglass
(Chairman and
Director)                             5                        .04%

Gary L. Forbes
(Vice President)                     58 (1)                    .47%

Randall B. Hale
(Vice President and
Director)                            43 (1)                    .35%

Nolan Lehmann
(President and
Director)                            69 (1)                    .56%

All directors and officers
of the Managing Partner
as a group (eight persons)           99                        .80%

(1) includes 38 units owned by GRN Partners of which Ms. Cohen and Messrs. Cahill, Forbes, Hale, and Lehmann are general partners.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)                                                      FINANCIAL
STATEMENTS                                                   PAGES

      Report of Independent Public Accountants                16

      Statements of Assets, Liabilities and Partners'
      Capital at December 31, 1996 and 1995                   17

      Statements of Operations for the years ended
      December 31, 1996, 1995 and 1994                        18

      Statements of Changes in Partners' Capital
      for the years ended December 31, 1996, 1995
      and 1994                                                19

      Statements of Cash Flows for the years ended
      December 31, 1996, 1995 and 1994                        21

      Selected Per Unit Data and Ratios for the
      five years ended December 31, 1996                      23

      Schedules of Enhanced Yield Investments
      at December 31, 1996 and 1995                           24

      Notes to Financial Statements                           29

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

4.    Instruments   defining  the  rights  of  security   holders,   including
      debentures

      (a) Amended and Restated Agreement of Limited Partnership of the Partnership dated as of October 6, 1989. [Exhibit 3(e) to the Partnership's Annual Report on Form 10-K, filed March 30, 1990]

      (b) Form of Subscription Agreement [Form N-2, Exhibit B to Prospectus, File No 33-25958].

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

Date:   March 6, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                       TITLE                         DATE

EQUUS CAPITAL CORPORATION
Managing General Partner

By:   /S/NOLAN LEHMANN                                           March 6, 1997
      Nolan Lehmann, President

/S/JOHN M. IVANCEVICH            Independent General             March 6, 1997
   John M. Ivancevich            Partner

/S/SALVATORE E. MANZO            Independent General             March 6, 1997
   Salvatore E. Manzo            Partner


/S/WILLISTON B. SYMONDS          Independent General             March 6, 1997
   Williston B. Symonds          Partner


/S/NOLAN LEHMANN                 President and Director          March 6, 1997
   Nolan Lehmann                 of the Managing General
                                 Partner (principal
                                 Financial and Accounting
                                 Officer of the Managing
                                 General Partner)


/S/SAM P. DOUGLASS               Chairman of the Board and       March 6, 1997
   Sam P. Douglass               Chief Executive Officer of
                                 the Managing General Partner


/S/RANDALL B. HALE               Director of the Managing        March 6, 1997
   Randall B. Hale               General Partner


/S/PAULA T. DOUGLASS             Director of the Managing        March 6, 1997
   Paula T. Douglass             General Partner

/S/ S. PRESTON DOUGLASS, JR.     Director of the Managing        March 6, 1997
    S. Preston Douglass, Jr.     General Partner