Form 10-Q
period 1997-03-31
EQUUS CAPITAL PARTNERS LP
filed 1997-05-15
CIK 843626

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended March 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of March 31, 1997, 12,187 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at March 31, 1997 was $813.78. There is no established market for such Units.

                   Documents incorporated by reference: None.

                          EQUUS CAPITAL PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                      INDEX

                                                                            PAGE
PART I.           FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Statements of Assets, Liabilities and Partners' Capital
                  - March 31, 1997 and December 31, 1996.....................  1

                  Statements of Operations
                  - For the three months ended March 31, 1997 and 1996.......  2

                  Statements of Changes in Partners' Capital
                  - For the three months ended March 31, 1997................  3
                  - For the three months ended March 31, 1996................  4

                  Statements of Cash Flows
                  - For the three months ended March 31, 1997 and 1996.......  5

                  Selected Per Unit Data and Ratios
                  - For the three months ended March 31, 1997 and 1996.......  7

                  Schedule of Enhanced Yield Investments
                  - March  31, 1997..........................................  8

                  Notes to Financial Statements.............................. 11

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................ 14

PART II.          OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K........................... 15

SIGNATURE ................................................................... 15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EQUUS CAPITAL PARTNERS, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)

                                                            1997         1996
                                                        -----------  -----------
ASSETS

Enhanced yield investments, at
     fair value (cost of $9,015,263) .................  $ 9,734,260  $ 9,741,584
Temporary cash investments, at
     cost which approximates fair value ..............      335,741      230,049
Cash .................................................        5,327       10,927
Accrued interest receivable ..........................       89,789       72,314
                                                        -----------  -----------
          Total assets ...............................  $10,165,117  $10,054,874
                                                        ===========  ===========
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable ................................  $    20,500  $    43,100
                                                        -----------  -----------
          Total liabilities ..........................       20,500       43,100
                                                        -----------  -----------
Commitments and contingencies

Partners' capital:
     Managing partner ................................      123,995      122,667
     Independent general partners ....................        2,990        2,952
     Limited partners (12,310 Units
          issued and outstanding) ....................   10,017,632    9,886,155
                                                        -----------  -----------
          Total partners' capital ....................   10,144,617   10,011,774
                                                        -----------  -----------
          Total liabilities and partners' capital ....  $10,165,117  $10,054,874
                                                        ===========  ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                        1997           1996
                                                    ------------   ------------
Investment income:

     Income from enhanced yield investments ......  $    214,172   $     35,550
     Interest from temporary cash investments ....         4,004            261
                                                    ------------   ------------
          Total investment income ................       218,176         35,811
                                                    ------------   ------------
Expenses:

     Management fee ..............................        48,062         49,640
     Interest expense ............................          --            9,274
     Independent general partner fees ............        15,750         15,750
     Mailing and printing expenses ...............         4,231          6,560
     Administrative fees .........................         5,179          5,262
     Professional fees ...........................         4,787          2,579
                                                    ------------   ------------
          Total expenses .........................        78,009         89,065
                                                    ------------   ------------
Net investment income (loss) .....................       140,167        (53,254)
                                                    ------------   ------------
Unrealized appreciation of enhanced
  yield investments:
     End of period ...............................       718,997      4,168,274
     Beginning of period .........................       726,321      4,333,441
                                                    ------------   ------------
          Decrease in unrealized appreciation ....        (7,324)      (165,167)
                                                    ------------   ------------
          Net increase (decrease) in partners'
            capital from operations ..............  $    132,843   $   (218,421)
                                                    ============   ============

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)

                                                                 INDEPENDENT
                                                    MANAGING       GENERAL        LIMITED
                                      TOTAL         PARTNER        PARTNERS       PARTNERS
                                   ------------   ------------   ------------   ------------
Partners' capital,
   December 31, 1996 ............  $ 10,011,774   $    122,667   $      2,952   $  9,886,155
                                   ------------   ------------   ------------   ------------

Investment activities:
   Investment income ............       218,176          2,182             62        215,932
   Expenses .....................        78,009            780             22         77,207
                                   ------------   ------------   ------------   ------------
Net investment income ...........       140,167          1,402             40        138,725

Decrease in unrealized
   appreciation of enhanced
   yield investments ............        (7,324)           (74)            (2)        (7,248)
                                   ------------   ------------   ------------   ------------
Net increase in partners' capital       132,843          1,328             38        131,477
                                   ------------   ------------   ------------   ------------
Partners' capital,
   March 31, 1997 ...............  $ 10,144,617   $    123,995   $      2,990   $ 10,017,632
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

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (UNAUDITED)

                                                                 INDEPENDENT
                                                    MANAGING       GENERAL        LIMITED
                                      TOTAL         PARTNER        PARTNERS       PARTNERS
                                   ------------   ------------   ------------   ------------
Partners' capital,
   December 31, 1995 ............  $ 13,086,817   $    153,417   $      3,824   $ 12,929,576
                                   ------------   ------------   ------------   ------------
Investment activities:
   Investment income ............        35,811            358             10         35,443
   Expenses .....................        89,065            891             25         88,149
                                   ------------   ------------   ------------   ------------
      Net investment loss .......       (53,254)          (533)           (15)       (52,706)

Decrease in unrealized
   appreciation of enhanced
   yield investments ............      (165,167)        (1,651)           (47)      (163,469)
                                   ------------   ------------   ------------   ------------
Net decrease in partners' capital      (218,421)        (2,184)           (62)      (216,175)
                                   ------------   ------------   ------------   ------------
Partners' capital,
   March 31, 1996 ...............  $ 12,868,396   $    151,233   $      3,762   $ 12,713,401
                                   ============   ============   ============   ============

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                             1997        1996
                                                          ---------   ---------

Cash flows from operating activities:
     Interest and dividends received ...................  $ 200,701   $  36,242
     Cash paid to management company, general partners
        and suppliers ..................................   (100,609)   (159,162)
                                                          ---------   ---------
        Net cash provided (used) by operating activities    100,092    (122,920)
                                                          ---------   ---------
Cash flows from investing activities:
     Purchases of enhanced yield investments ...........       --       (20,000)
     Repayments of enhanced yield investments ..........       --        25,000
                                                          ---------   ---------
        Net cash provided by investing activities ......       --         5,000
                                                          ---------   ---------
Cash flows from financing activities:
     Advances from bank ................................       --       115,000
                                                          ---------   ---------
        Net cash provided by financing activities ......       --       115,000
                                                          ---------   ---------
Net increase (decrease) in cash and cash equivalents ...    100,092      (2,920)

Cash and cash equivalents at beginning of period .......    240,976      19,407
                                                          ---------   ---------
Cash and cash equivalents at end of period .............  $ 341,068   $  16,487
                                                          =========   =========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)
                                   (CONTINUED)

                                                             1997        1996
                                                          ---------   ---------
Reconciliation of net increase (decrease) in partners' capital from operations to net cash provided (used) by operating activities:

     Net increase (decrease) in partners'
        capital from operations ........................  $ 132,843   $(218,421)

Adjustments to reconcile net increase (decrease) in partners' capital from operations to net cash provided (used) by operating activities:

     Decrease in unrealized appreciation of enhanced
        yield investments ..............................      7,324     165,167
     Decrease (increase)  in accrued interest receivable    (17,475)        431
     Decrease in accounts payable ......................    (22,600)    (20,264)
     Decrease in due to management company .............       --       (49,833)
                                                          ---------   ---------
Net cash provided (used) by operating activities .......  $ 100,092   $(122,920)
                                                          =========   =========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                        SELECTED PER UNIT DATA AND RATIOS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                     1997             1996
                                                 ------------     ------------

Investment income ............................   $      17.54     $       2.88
Expenses .....................................           6.27             7.16
                                                 ------------     ------------
Net investment income (loss) .................          11.27            (4.28)

Decrease in unrealized appreciation of
     enhanced yield investments ..............          (0.59)          (13.28)
                                                 ------------     ------------
Net increase (decrease) in partners'
     capital from operations .................          10.68           (17.56)

Partners' capital, beginning of period .......         803.10         1,050.33
                                                 ------------     ------------
Partners' capital, end of period .............   $     813.78     $   1,032.77
                                                 ============     ============

Ratio of expenses to average partners'
     capital .................................           0.78%            0.69%

Ratio of net investment income (loss) to
     average partners' capital ...............           1.39%           (0.41)%

Ratio of total increase (decrease) in
     partners' capital from operations
     to average partners' capital ............           1.32%           (1.69)%

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

                                                           Date Of
Portfolio Company                                     Initial Investment         Cost        Fair Value
-----------------                                     ------------------     -----------     ----------
Artegraft, Inc.                                          January 1993
  -  12% senior term promissory note                                         $   159,700     $  159,700
  -  12% junior term promissory note                                             250,000        250,000
  -  Warrant to buy up to 1,000 shares of
     common stock at $.01 per share
     through December 31, 2002                                                        10         63,325
  -  Warrant to buy up to 4,000 shares
     of common stock at $17.50 per share
     through December 31, 2002                                                        40        186,675

Drypers Corporation (NASDAQ - DYPR)                        July 1991
  -  224,344 shares of common stock                                            1,309,000        908,941
  -  Warrants to buy up to 2,246
     shares of common stock at $2.41 per share
     through June 30, 1998                                                             -              -

E-B Holdings, Inc.                                       December 1995
  -  740 shares of common stock                                                  684,500              -
  -  12% promissory notes                                                        580,293        440,293

Garden Ridge Corporation (NASDAQ - GRDG)                   July 1992
  -  57,376 shares of common stock                                                 6,375        514,806

Independent Gas Company Holdings, Inc.                   February 1991
  -  16,267 shares of common stock                                                20,447         20,447
  -  1,281 shares of 9% Series A preferred stock                               1,284,530      1,284,530
  -  215 shares of Series C preferred stock                                      215,000        215,000

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)
                                   (CONTINUED)

                                                           Date Of
Portfolio Company                                     Initial Investment         Cost        Fair Value
-----------------                                     ------------------     -----------     ----------
Industrial Equipment Rentals, Inc.                         June 1993
  -  91,115 shares of common stock                                           $       911     $  675,000
  -  2,685 shares of 6% cumulative junior
     preferred stock                                                             268,500        268,500
  -  12% subordinated debenture                                                  538,889        538,889

MaxTech Holdings, Inc.                                    March 1991
  -  59,875 shares of common stock                                                15,781      1,000,000
  -  2,200,000 shares of 10% cumula-
     tive convertible preferred stock                                          1,500,000      2,200,000

Medifit of America, Inc.                                September 1992
  -  190,476 shares of Series D preferred
     stock                                                                     1,000,000              -
  -  Warrant to buy up to 9,054 shares
     of common stock at $3.75 per share
     through January 1, 1998                                                         163              -
  -  Warrant to buy up to 76,379 shares
     of common stock at $.01 per share
     through January 1, 1998                                                                          -

Paracelsus Healthcare Corporation (NYSE - PLS)            April 1991
  -  338,249 shares of common stock                                            1,181,124      1,008,154
                                                                            ------------     ----------
      Total                                                                 $  9,015,263     $9,734,260
                                                                            ============     ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)
                                   (CONTINUED)

        Substantially all of the Partnership's Enhanced Yield Investments are restricted from public sale without prior registration under the Securities Act of 1933. The Partnership negotiates certain aspects of the method and timing of the disposition of the Partnership's Enhanced Yield Investments in each Portfolio Company, including registration rights and related costs. In connection with the investments in E-B Holdings, Inc., Independent Gas Company Holdings, Inc., Industrial Equipment Rentals, Inc., MaxTech Holdings, Inc. and Medifit of America, Inc. rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Partnership does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

        As defined in the Investment Company Act of 1940, the Partnership is considered to have a controlling interest in Drypers Corporation, E-B Holdings, Inc., Industrial Equipment Rentals, Inc. and MaxTech Holdings, Inc. The fair value of the Partnership's investments in Garden Ridge Corporation and Paracelsus Healthcare Corporation include discounts from the closing market price of $44,521, $15,922 and $48,874 to reflect the estimated effects of restrictions on the sale of such securities at March 31, 1997. Such discounts total $109,317 or $8.79 per unit. Income was earned in the amount of $206,578 and $20,017 for the three months ended March 31, 1997 and 1996, respectively, on Enhanced Yield Investments of companies in which the Partnership has a controlling interest.

        As defined in the Investment Company Act of 1940, all of the Partnership's investments are in eligible Enhanced Yield Investments. The Partnership provides significant managerial assistance to all of the Portfolio Companies in which it has invested except Medifit of America, Inc. and Paracelsus Healthcare Corporation. The Partnership provides significant managerial assistance to Portfolio Companies that comprise 90% of the total value of the Enhanced Yield Investments.

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

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

        The Partnership has a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. Payment of incentive fees is subject to the payment of $5,319,791 in cumulative accrued priority returns owed to limited partners at March 31, 1997 (See Note 4). The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. Certain officers of the Managing Partner serve as directors of Portfolio Companies, and receive and retain fees in consideration for such service. The Management Company also has management agreements with the Managing Partner and Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

        The Managing Partner is a wholly-owned subsidiary of the Management Company which in turn is controlled by a privately owned corporation. The Managing Partner is also the managing general partner of EEAF and is a subordinated investment advisor to EQS.

(3)     SIGNIFICANT ACCOUNTING POLICIES

        Interim Financial Statements - The financial statements included herein have been prepared without audit and include all adjustments which management considers necessary for fair presentation.

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

(4)     ALLOCATIONS AND DISTRIBUTIONS

        The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $5,319,791 at March 31, 1997, is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized.

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

(5)     TEMPORARY CASH INVESTMENTS

        Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest at 4.5% at March 31, 1997.

(6)     ENHANCED YIELD INVESTMENTS

        During the three months ended March 31, 1997, the Partnership made no investments. The Partnership made follow-on investments of $20,000 in Enhanced Yield Investments of one Portfolio Company during the three months ended March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's total contributed capital was $12,435,691, consisting of $12,307,375 for 12,310 Units from 1,428 limited partners, $125,316 from the Managing Partner and $3,000 from the Independent General Partners. Net proceeds to the Partnership, after payment of selling commissions and wholesale marketing assistance fees and offering costs, were $10,591,816.

        At March 31, 1997, the Partnership had $9,015,263 (at cost) invested in Enhanced Yield Investments of nine companies, and total partner's capital of $10,144,617.

        At March 31, 1997, the Partnership had $341,068 in cash and temporary cash investments. The Partnership intends to make no new investments. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments.

        Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSES

        Net investment income (loss) after all expenses amounted to $140,167 and $(53,254) for the three months ended March 31, 1997 and 1996, respectively. The Partnership earned $214,172 and $35,550 in income from Enhanced Yield Investments during the three months ended March 31, 1997 and 1996, respectively. The increase in 1997 was due primarily to the receipt of $161,132 in dividend income from the Enhanced Yield Investment in one Company.

        The Management Company receives a management fee at an annual rate equal to 2.5% of the Available Capital, as defined, which is paid quarterly in arrears. Such fee amounted to $48,062 and $49,640 for the three months ended March 31, 1997 and 1996, respectively. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $5,319,791 at March 31, 1997. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

UNREALIZED GAINS ON ENHANCED YIELD INVESTMENTS

        Unrealized appreciation of Enhanced Yield Investments decreased by $7,324 during the three months ended March 31, 1997. Such net decrease resulted from the increase of $144,592 in the estimated fair value of Enhanced Yield Investments of two companies and the decrease of $151,916 in the estimated fair value of Enhanced Yield Investments of one company.

         Unrealized appreciation of Enhanced Yield Investments decreased by $165,167 during the three months ended March 31, 1996. Such net decrease resulted from the increase of $1,834,833 in the estimated fair value of Enhanced Yield Investments of three companies and the decrease of $2,000,000 in the estimated fair value of Enhanced Yield Investments of one company.

DISTRIBUTIONS

        The Partnership made no cash distributions during the three months ended March 31, 1997, and 1996. Cumulative cash distributions to limited partners from inception to March 31, 1997, were $1,181,047, or $100.53 per weighted average number of Units outstanding.

ENHANCED YIELD INVESTMENTS

        The Partnership made no investments during the three months ended March 31, 1997 and made follow-on investments of $20,000 in Enhanced Yield Investments of one company during the three months ended March 31, 1996.

        Of the companies in which the Partnership has investments at March 31, 1997, only Drypers Corporation, Garden Ridge Corporation and Parcelsus Healthcare Corporation are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

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

Date  May 14, 1997                  EQUUS CAPITAL PARTNERS, L.P.
                                    By:  Equus Capital Corporation
                                    Managing General Partner

                                    /s/ NOLAN LEHMANN
                                    Nolan Lehmann
                                    President and Principal Financial
                                    and Accounting Officer