Form 10-Q
period 1997-06-30
EQUUS CAPITAL PARTNERS LP
filed 1997-08-13
CIK 843626

FORM 10-Q

                              SECURITIES AND EXCHANGE COMMISSION

                                    Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal period ended June 30, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission File Number 0 -17526

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of June 30, 1997, 12,187 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at June 30, 1997 was $1,002.58. There is no established market for such Units.


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

                  - June 30, 1997 and December 31, 1996........................1

                  Statements of Operations

                  - For the three months ended June 30, 1997 and 1996..........2
                  - For the six months ended June 30, 1997 and 1996............3

                  Statements of Changes in Partners' Capital

                  - For the six months ended June 30, 1997.....................4
                  - For the six months ended June 30, 1996.....................5

                  Statements of Cash Flows

                  - For the six months ended June 30, 1997 and 1996............6

                  Selected Per Unit Data and Ratios

                  - For the six months ended June 30, 1997 and 1996............8

                  Schedule of Enhanced Yield Investments

                  - June  30, 1997 ............................................9

                  Notes  to  Financial  Statements............................12

        Item 2.   Management's Discussion and Analysis of Financial Condition
                  and  Results  of  Operations................................15

PART II.          OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8 - K..........................16

SIGNATURE     ................................................................17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EQUUS CAPITAL PARTNERS, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)

                                                                                                      1997                   1996
                                                                                                  -----------            -----------
Assets

Enhanced yield investments, at fair value
     (cost of $8,998,663 and $9,015,263, respectively) ...............................            $12,105,294            $ 9,741,584
Temporary cash investments, at cost which
     approximates fair value .........................................................                302,482                230,049
Cash .................................................................................                  5,872                 10,927
Accrued interest receivable ..........................................................                 98,271                 72,314
                                                                                                  -----------            -----------
          Total assets ...............................................................            $12,511,919            $10,054,874
                                                                                                  ===========            ===========
Liabilities and Partners' Capital

Liabilities:
     Accounts payable ................................................................            $    19,000            $    43,100
                                                                                                  -----------            -----------
          Total liabilities ..........................................................                 19,000                 43,100
                                                                                                  -----------            -----------
Commitments and contingencies

Partners' capital:
     Managing partner ................................................................                147,478                122,667
     Independent general partners ....................................................                  3,656                  2,952
     Limited partners (12,310 Units issued and outstanding) ..........................             12,341,785              9,886,155
                                                                                                  -----------            -----------
          Total partners' capital ....................................................             12,492,919             10,011,774
                                                                                                  -----------            -----------
          Total liabilities and partners' capital ....................................            $12,511,919            $10,054,874
                                                                                                  ===========            ===========

                 The accompanying notes are an integral part of
                           these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                              1997          1996
                                                          -----------   -----------
Investment income:
     Income from enhanced yield investments ............  $    36,612   $    34,943
     Interest from temporary cash investments ..........        4,317         5,942
                                                          -----------   -----------
          Total investment income ......................       40,929        40,885
                                                          -----------   -----------
Expenses:
     Management fee ....................................       48,938        49,307
     Interest expense ..................................         --           3,929
     Independent general partner fees ..................       14,625        15,750
     Mailing and printing expenses .....................        3,856         8,027
     Administrative fees ...............................        5,179         5,262
     Professional fees .................................        7,663         4,021
                                                          -----------   -----------
          Total expenses ...............................       80,261        86,296
                                                          -----------   -----------
Net investment loss ....................................      (39,332)      (45,411)
                                                          -----------   -----------
Realized gain on sale of enhanced yield investment .....         --       1,041,510
                                                          -----------   -----------
Unrealized appreciation of enhanced yield investments:
     End of period .....................................    3,106,631     3,520,118
     Beginning of period ...............................      718,997     4,168,274
                                                          -----------   -----------
          Increase (decrease) in unrealized appreciation    2,387,634      (648,156)
                                                          -----------   -----------
          Total increase in partners' capital
             from operations ...........................  $ 2,348,302   $   347,943
                                                          ===========   ===========

                 The accompanying notes are an integral part of
                           these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                1997         1996
                                                             ----------  -----------
Investment income:

     Income from enhanced yield investments ...............  $  250,784  $    70,492
     Interest from temporary cash investments .............       8,321        6,203
                                                             ----------  -----------
          Total investment income .........................     259,105       76,695
                                                             ----------  -----------
Expenses:

     Management fee .......................................      97,000       98,948
     Interest expense .....................................        --         13,204
     Independent general partner fees .....................      30,375       31,500
     Mailing and printing expenses ........................       8,088       14,587
     Administrative fees ..................................      10,357       10,522
     Professional fees ....................................      12,450        6,600
                                                             ----------  -----------
          Total expenses ..................................     158,270      175,361
                                                             ----------  -----------
Net investment income (loss) ..............................     100,835      (98,666)
                                                             ----------  -----------
Realized gain on sale of enhanced yield investment ........        --      1,041,510
                                                             ----------  -----------
Unrealized appreciation of enhanced yield investments:
     End of period ........................................   3,106,631    3,520,118
     Beginning of period ..................................     726,321    4,333,441
                                                             ----------  -----------
          Increase (decrease) in unrealized appreciation ..   2,380,310     (813,323)
                                                             ----------  -----------
          Net increase in partners' capital from operations  $2,481,145  $   129,521
                                                             ==========  ===========

                 The accompanying notes are an integral part of
                           these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)

                                                                                                     INDEPENDENT
                                                                                     MANAGING          GENERAL           LIMITED
                                                                   TOTAL              PARTNER         PARTNERS          PARTNERS
                                                                ------------         ---------         -------         ------------
Partners' capital,
   December 31, 1996 ...................................        $ 10,011,774         $ 122,667         $ 2,952         $  9,886,155
                                                                ------------         ---------         -------         ------------
Investment activities:
   Investment income ...................................             259,105             2,591              74              256,440
   Expenses ............................................             158,270             1,583              45              156,642
                                                                ------------         ---------         -------         ------------
Net investment income ..................................             100,835             1,008              29               99,798

Increase in unrealized appreciation of
   enhanced yield investments ..........................           2,380,310            23,803             675            2,355,832
                                                                ------------         ---------         -------         ------------
Net increase in partners' capital ......................           2,481,145            24,811             704            2,455,630
                                                                ------------         ---------         -------         ------------
Partners' capital,
   June 30, 1997 .......................................        $ 12,492,919         $ 147,478         $ 3,656         $ 12,341,785
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

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)

                                                                                                     INDEPENDENT
                                                                                     MANAGING          GENERAL           LIMITED
                                                                   TOTAL              PARTNER         PARTNERS          PARTNERS
                                                                ------------         ---------         -------         ------------
Partners' capital,
  December 31, 1995 ....................................        $ 13,086,817         $ 153,417         $ 3,824         $ 12,929,576
                                                                ------------         ---------         -------         ------------
Investment activities:
  Investment income ....................................              76,695               767              22               75,906
  Expenses .............................................             175,361             1,754              50              173,557
                                                                ------------         ---------         -------         ------------
  Net investment loss ..................................             (98,666)             (987)            (28)             (97,651)

Realized gain on sale of
  enhanced yield investment ............................           1,041,510            10,416             295            1,030,799

Decrease in unrealized appreciation
  of enhanced yield investment .........................            (813,323)           (8,133)           (231)            (804,959)
                                                                ------------         ---------         -------         ------------
Net increase in partners' capital ......................             129,521             1,296              36              128,189
                                                                ------------         ---------         -------         ------------
Partners' capital,
  June 30, 1996 ........................................        $ 13,216,338         $ 154,713         $ 3,860         $ 13,057,765
                                                                ============         =========         =======         ============

                 The accompanying notes are an integral part of
                           these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                                                      1997                  1996
                                                                                                  -----------           -----------
Cash flows from operating activities:
     Interest and dividends received ...................................................          $   233,148           $    77,531
     Cash paid to management company, general partners
        and suppliers ..................................................................             (182,370)             (255,794)
                                                                                                  -----------           -----------
        Net cash provided (used) by operating activities ...............................               50,778              (178,263)
                                                                                                  -----------           -----------
Cash flows from investing activities:
     Purchases of enhanced yield investments ...........................................                 --                 (29,943)
     Sale and redemption of enhanced yield investments .................................                 --               1,179,840
     Repayments of enhanced yield investments ..........................................               16,600                49,900
                                                                                                  -----------           -----------
        Net cash provided by investing activities ......................................               16,600             1,199,797
                                                                                                  -----------           -----------
Cash flows from financing activities:
     Advances from bank ................................................................                 --                 115,000
     Repayments to bank ................................................................                 --                (515,000)
                                                                                                  -----------           -----------
        Net cash used by financing activities ..........................................                 --                (400,000)
                                                                                                  -----------           -----------
Net increase in cash and cash equivalents ..............................................               67,378               621,534

Cash and cash equivalents at beginning of period .......................................              240,976                19,407
                                                                                                  -----------           -----------
Cash and cash equivalents at end of period .............................................          $   308,354           $   640,941
                                                                                                  ===========           ===========

                 The accompanying notes are an integral part of
                           these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                                                      1997                  1996
                                                                                                  -----------           -----------
Reconciliation of net increase in partners' capital from
     operations to net cash provided (used) by operating activities:

     Net increase in partners' capital from operations .................................          $ 2,481,145           $   129,521

Adjustments to reconcile net increase in
     partners' capital from operations to net cash provided
     (used) by operating activities:
     Realized gain on sale of enhanced yield investment ................................                 --              (1,041,510)
     Decrease (increase) in unrealized appreciation of
         enhanced yield investments ....................................................           (2,380,310)              813,323
     Decrease (increase)  in accrued interest receivable ...............................              (25,957)                  836
     Decrease in accounts payable ......................................................              (24,100)              (30,600)
     Decrease in due to management company .............................................                 --                 (49,833)
                                                                                                  -----------           -----------
Net cash provided (used) by operating activities .......................................          $    50,778           $  (178,263)
                                                                                                  ===========           ===========

                 The accompanying notes are an integral part of
                           these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                        SELECTED PER UNIT DATA AND RATIOS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                                                        1997                1996
                                                                                                     ---------           ---------
Investment income .........................................................................          $   20.83           $    6.17
Expenses ..................................................................................              12.72               14.10
                                                                                                     ---------           ---------
Net investment income (loss) ..............................................................               8.11               (7.93)

Realized gain on sale of enhanced yield investment ........................................               --                 83.74

Increase (decrease) in unrealized appreciation of
   enhanced yield investments .............................................................             191.37              (65.40)
                                                                                                     ---------           ---------
Net increase in partners' capital from operations .........................................             199.48               10.41

Partners' capital, beginning of period ....................................................             803.10            1,050.33
                                                                                                     ---------           ---------
Partners' capital, end of period ..........................................................          $1,002.58           $1,060.74
                                                                                                     ---------           ---------
Ratio of expenses to average partners' capital ............................................               1.41%               1.31%

Ratio of net investment income (loss) to average partners' capital ........................               0.90%              (0.75)%

Ratio of total increase in partners' capital  from
     operations to average partners' capital ..............................................              22.09%               0.99%

                 The accompanying notes are an integral part of
                           these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

                                                              Date Of
Portfolio Company                                       Initial Investment       Cost           Fair Value
                                                        ------------------    ----------       ------------
Artegraft, Inc.                                           January 1993
  -  12% senior term promissory note                                          $  143,100       $   143,100
  -  12% junior term promissory note                                             250,000           250,000
  -  Warrant to buy up to 1,000 shares of
     common stock at $.01 per share
     through December 31, 2002                                                        10            63,325
  -  Warrant to buy up to 4,000 shares
     of common stock at $17.50 per share
     through December 31, 2002                                                        40           186,675

Drypers Corporation (NASDAQ - DYPR)                         July 1991
  -  224,344 shares of common stock                                            1,309,000         1,672,905
  -  Warrants to buy up to 2,246
     shares of common stock at $2.41 per share
     through June 30, 1998                                                            --             6,932

E-B Holdings, Inc.                                        December 1995
  -  740 shares of common stock                                                  684,500                --
  -  12% promissory notes                                                        580,293           440,293

Garden Ridge Corporation (NASDAQ - GRDG)                    July 1992
  -  57,376 shares of common stock                                                 6,375           695,684

Independent Gas Company Holdings, Inc.                    February 1991
  -  16,267 shares of common stock                                                20,447            20,447
  -  1,281 shares of 9% Series A preferred stock                               1,284,530         1,284,530
  -  215 shares of Series C preferred stock                                      215,000           215,000

                 The accompanying notes are an integral part of
                           these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)
                                   (CONTINUED)

                                                              Date Of
Portfolio Company                                       Initial Investment       Cost           Fair Value
                                                        ------------------    ----------       ------------
Industrial Equipment Rentals, Inc.                          June 1993
  -  91,115 shares of common stock                                            $      911       $ 1,458,000
  -  2,685 shares of 6% cumulative junior
     preferred stock                                                             268,500           268,500
  -  12% subordinated debenture                                                  538,889           538,889

MaxTech Holdings, Inc.                                     March 1991
  -  59,875 shares of common stock                                                15,781         1,000,000
  -  2,200,000 shares of 10% cumula-
     tive convertible preferred stock                                          1,500,000         2,200,000

Medifit of America, Inc.                                 September 1992
  -  190,476 shares of Series D preferred
     stock                                                                     1,000,000                --
  -  Warrant to buy up to 9,054 shares
     of common stock at $3.75 per share
     through January 1, 1998                                                         163                --
  -  Warrant to buy up to 76,379 shares
     of common stock at $.01 per share
     through January 1, 1998                                                          --                --

Paracelsus Healthcare Corporation (NYSE - PLS)             April 1991
  -  338,249 shares of common stock                                            1,181,124         1,661,014
                                                                              ----------       -----------
      Total                                                                   $8,998,663       $12,105,294
                                                                              ==========       ===========

                 The accompanying notes are an integral part of
                           these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)
                                   (CONTINUED)

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

        As defined in the Investment Company Act of 1940, the Partnership is considered to have a controlling interest in Drypers Corporation, E-B Holdings, Inc., Industrial Equipment Rentals, Inc. and MaxTech Holdings, Inc. The fair value of the Partnership's investments in Drypers Corporation, Garden Ridge Corporation and Paracelsus Healthcare Corporation include discounts from the closing market price of $56,660, $21,516 and $51,372 to reflect the estimated effects of restrictions on the sale of such securities at June 30, 1997. Such discounts total $129,548 or $10.42 per unit. Income was earned in the amount of $227,637 and $40,211 for the six months ended June 30, 1997 and 1996, respectively, on Enhanced Yield Investments of companies in which the Partnership has a controlling interest.

        As defined in the Investment Company Act of 1940, all of the Partnership's investments are in eligible Enhanced Yield Investments. The Partnership provides significant managerial assistance to all of the Portfolio Companies in which it has invested except Medifit of America, Inc. and Paracelsus Healthcare Corporation. The Partnership provides significant managerial assistance to Portfolio Companies that comprise 86% of the total value of the Enhanced Yield Investments.

                 The accompanying notes are an integral part of
                           these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

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

(2)     MANAGEMENT

        The Partnership has four general partners, consisting of the Managing Partner and three independent, individual general partners (the "Independent General Partners"). As compensation for services rendered to the Partnership, each Independent General Partner received an annual fee of $15,000, which was reduced to $13,500 effective April 1, 1997, and a fee of $1,500 for each meeting of the Independent General Partners attended. Pursuant to the Partnership agreement, the Managing Partner has made a general partner's capital contribution to the Partnership of $125,316, or approximately one percent of the Partnership's contributed capital, and each Independent General Partner has made a capital contribution of $1,000.

        The Partnership has a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. Payment of incentive fees is subject to the payment of $5,595,365 in cumulative accrued priority returns owed to limited partners at June 30, 1997 (See Note 4). The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. Certain officers of the Managing Partner serve as directors of Portfolio Companies, and receive and retain fees in consideration for such service. The Management Company also has management agreements with the Managing Partner and Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

        The Managing Partner is a wholly-owned subsidiary of the Management Company which in turn is controlled by a privately owned corporation. The Managing Partner is also the managing general partner of EEAF.

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

(4)     ALLOCATIONS AND DISTRIBUTIONS

        The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $5,595,365 at June 30, 1997, is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized.

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

(5)     TEMPORARY CASH INVESTMENTS

        Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest at 4.5% at June 30, 1997.

(6)     ENHANCED YIELD INVESTMENTS

        During the six months ended June 30, 1997, the Partnership made no investments. The Partnership made follow-on investments of $29,943 in Enhanced Yield Investments of two Portfolio Companies during the six months ended June 30, 1996.

(7)     SUBSEQUENT EVENTS

        On August 1, 1997, the Partnership sold its investment in Industrial Equipment Rentals, Inc. for $2,460,695 realizing a capital gain of $1,652,395. In addition, under certain circumstances the Fund could receive an additional $231,676 in proceeds from the sale, which was deposited into an escrow account. Such additional amount would be recognized as additional capital gains when received.

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

        At June 30, 1997, the Partnership had $8,998,663 (at cost) invested in Enhanced Yield Investments of nine companies, and total partner's capital of $12,492,919.

        At June 30, 1997, the Partnership had $308,354 in cash and temporary cash investments. The Partnership intends to make no new investments. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments.

        Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSES

        Net investment income (loss) after all expenses amounted to $100,835 and $(98,666) for the six months ended June 30, 1997 and 1996, respectively. The Partnership earned $250,784 and $70,492 in income from Enhanced Yield Investments during the six months ended June 30, 1997 and 1996, respectively. The increase in 1997 was due primarily to the receipt of $161,132 in dividend income from the Enhanced Yield Investment in one Company.

        The Management Company receives a management fee at an annual rate equal to 2.5% of the Available Capital, as defined, which is paid quarterly in arrears. Such fee amounted to $97,000 and $98,948 for the six months ended June 30, 1997 and 1996, respectively. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $5,595,365 at June 30, 1997. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

UNREALIZED GAINS ON ENHANCED YIELD INVESTMENTS

        Unrealized appreciation of Enhanced Yield Investments increased by $2,380,310 during the six months ended June 30, 1997. Such increase resulted from the increase in the estimated fair value of Enhanced Yield Investments of four companies.

        Unrealized appreciation of Enhanced Yield Investments decreased by $813,323 during the six months ended June 30, 1996. Such net decrease resulted from the increase of $2,257,147 in the estimated fair value of Enhanced Yield Investments of three companies, the decrease of $2,400,000 in the estimated fair value of Enhanced Yield Investments of one company and the transfer of $670,470 from unrealized appreciation to realized gain on the sale of one enhanced yield investment.

DISTRIBUTIONS

        The Partnership made no cash distributions during the six months ended June 30, 1997, and 1996. Cumulative cash distributions to limited partners from inception to June 30, 1997, were $1,181,047, or $100.53 per weighted average number of Units outstanding.

ENHANCED YIELD INVESTMENTS

        The Partnership made no investments during the six months ended June 30, 1997 and made follow-on investments of $20,943 in Enhanced Yield Investments of two companies during the six months ended June 30, 1996.

        Of the companies in which the Partnership has investments at June 30, 1997, only Drypers Corporation, Garden Ridge Corporation and Paracelsus Healthcare Corporation are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

SUBSEQUENT EVENTS

        On August 1, 1997, the Partnership sold its investment in Industrial Equipment Rentals, Inc. for $2,460,695 realizing a capital gain of $1,652,395. In addition, under certain circumstances the Fund could receive an additional $231,676 in proceeds from the sale, which was deposited into an escrow account. Such additional amount would be recognized as additional capital gains when received.

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


Date  August 13, 1997                       EQUUS CAPITAL PARTNERS, L.P.
                                            By:  Equus Capital Corporation
                                            Managing General Partner

                                            \s\ NOLAN LEHMANN
                                            Nolan Lehmann
                                            President and Principal Financial
                                            and Accounting Officer