Form 10-Q
period 1997-09-30
EQUUS CAPITAL PARTNERS LP
filed 1997-11-12
CIK 843626

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 1997, 12,187 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at September 30, 1997 was $878.67. There is no established market for such Units.


                  Documents incorporated by reference: None.

                          EQUUS CAPITAL PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                      INDEX


                                                                            PAGE
PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Statements of Assets, Liabilities and Partners' Capital

               - September 30, 1997 and December 31, 1996....................1

               Statements of Operations

               - For the three months ended September 30, 1997 and 1996......2
               For the nine months ended September 30, 1997 and 1996 ........3

               Statements of Changes in Partners' Capital

               - For the nine months ended September 30, 1997 ...............4
               - For the nine months ended September 30, 1996 ...............5

               Statements of Cash Flows

               - For the nine months ended September 30, 1997 and 1996.......6

               Selected Per Unit Data and Ratios

               - For the nine months ended September 30, 1997 and 1996 ......8

               Schedule of Enhanced Yield Investments

               - September  30, 1997 ........................................9

               Notes  to  Financial  Statements.............................12

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and  Results  of  Operations.................................15

PART II.       OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8 - K ..........................16

SIGNATURE   ................................................................17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EQUUS CAPITAL PARTNERS, L.P.
           STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)

                                                           1997          1996
                                                       -----------   -----------
Assets

Enhanced yield investments, at fair value
     (cost of $8,157,162 and $9,015,263, respectivel   $10,615,474   $ 9,741,584
Temporary cash investments, at cost which
     approximates fair value .......................       279,130       230,049
Cash ...............................................         7,679        10,927
Accrued interest receivable ........................        59,990        72,314
                                                       -----------   -----------
          Total assets .............................   $10,962,273   $10,054,874
                                                       ===========   ===========
Liabilities and Partners' Capital

Liabilities:
     Accounts payable ..............................   $    10,500   $    43,100
                                                       -----------   -----------
          Total liabilities ........................        10,500        43,100
                                                       -----------   -----------
Commitments and contingencies

Partners' capital:
     Managing partner ..............................       132,067       122,667
     Independent general partners ..................         3,228         2,952
     Limited partners (12,310 Units issued
       and outstanding) ............................    10,816,478     9,886,155
                                                       -----------   -----------
          Total partners' capital ..................    10,951,773    10,011,774
                                                       -----------   -----------
          Total liabilities and partners' capital ..   $10,962,273   $10,054,874
                                                       ===========   ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                             1997           1996
                                                         -----------    -----------
Investment income:

     Income from enhanced yield investments ..........   $     4,397    $    43,496
     Interest from temporary cash investments ........         8,904          7,951
                                                         -----------    -----------

          Total investment income ....................        13,301         51,447
                                                         -----------    -----------

Expenses:

     Management fee ..................................        43,640         49,024
     Independent general partner fees and expenses ...        13,889         15,750
     Mailing and printing expenses ...................         6,185          3,654
     Administrative fees .............................         5,179          5,261
     Professional fees ...............................         2,057          1,871
                                                         -----------    -----------

          Total expenses .............................        70,950         75,560
                                                         -----------    -----------

Net investment loss ..................................       (57,649)       (24,113)
                                                         -----------    -----------

Realized gain on sale of enhanced yield investment ...     1,652,394           --
                                                         -----------    -----------

Unrealized appreciation of enhanced yield investments:
     End of period ...................................     2,458,312      2,611,558
     Beginning of period .............................     3,106,631      3,520,118
                                                         -----------    -----------

          Decrease in unrealized appreciation ........      (648,319)      (908,560)
                                                         -----------    -----------
          Total increase (decrease) in partners'
             capital from operations .................   $   946,426    $  (932,673)
                                                         ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                              1997          1996
                                                           ----------   -----------
Investment income:

     Income from enhanced yield investments ............   $  255,181   $   113,988
     Interest from temporary cash investments ..........       17,225        14,154
                                                           ----------   -----------

          Total investment income ......................      272,406       128,142
                                                           ----------   -----------
Expenses:

     Management fee ....................................      140,640       147,971
     Interest expense ..................................         --          13,204
     Independent general partner fees and expenses .....       44,264        47,250
     Mailing and printing expenses .....................       14,272        18,241
     Administrative fees ...............................       15,536        15,784
     Professional fees .................................       14,508         8,471
                                                           ----------   -----------

          Total expenses ...............................      229,220       250,921
                                                           ----------   -----------

Net investment income (loss) ...........................       43,186      (122,779)
                                                           ----------   -----------

Realized gain on sale of enhanced yield investment .....    1,652,394     1,041,510
                                                           ----------   -----------

Unrealized appreciation of enhanced yield investments:
     End of period .....................................    2,458,312     2,611,558
     Beginning of period ...............................      726,321     4,333,441
                                                           ----------   -----------

          Increase (decrease) in unrealized appreciation    1,731,991    (1,721,883)
                                                           ----------   -----------
          Net increase (decrease) in partners' capital
             from operations ...........................   $3,427,571   $  (803,152)
                                                           ==========   ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                                                  INDEPENDENT
                                                       MANAGING    GENERAL       LIMITED
                                         TOTAL         PARTNER     PARTNERS     PARTNERS
                                      ------------    ---------    -------    ------------
Partners' capital,
   December 31, 1996 ..............   $ 10,011,774    $ 122,667    $ 2,952    $  9,886,155
                                      ------------    ---------    -------    ------------
Investment activities:
   Investment income ..............        272,406        2,724         77         269,605
   Expenses .......................        229,220        2,292         65         226,863
                                      ------------    ---------    -------    ------------

Net investment income .............         43,186          432         12          42,742

Realized gain on sale of
   enhanced yield investment ......      1,652,394       16,524        469       1,635,401

Increase in unrealized appreciation
   of enhanced yield investments ..      1,731,991       17,320        491       1,714,190

Distributions to partners .........     (2,487,572)     (24,876)      (696)     (2,462,000)
                                      ------------    ---------    -------    ------------

Net increase in partners' capital .        939,999        9,400        276         930,323
                                      ------------    ---------    -------    ------------
Partners' capital,
   September 30, 1997 .............   $ 10,951,773    $ 132,067    $ 3,228    $ 10,816,478
                                      ============    =========    =======    ============

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                                                                     INDEPENDENT
                                                                          MANAGING     GENERAL      LIMITED
                                                              TOTAL       PARTNER      PARTNERS    PARTNERS
                                                          ------------    ---------    -------    ------------
Partners' capital,
  December 31, 1995 ...................................   $ 13,086,817    $ 153,417    $ 3,824    $ 12,929,576
                                                          ------------    ---------    -------    ------------

Investment activities:
  Investment income ...................................        128,142        1,281         37         126,824
  Expenses ............................................        250,921        2,509         72         248,340
                                                          ------------    ---------    -------    ------------

  Net investment loss .................................       (122,779)      (1,228)       (35)       (121,516)

Realized gain on sale of
  enhanced yield investment ...........................      1,041,510       10,416        295       1,030,799

Decrease in unrealized appreciation
  of enhanced yield investment ........................     (1,721,883)     (17,219)      (488)     (1,704,176)

                                                          ------------    ---------    -------    ------------

Net decrease in partners' capital .....................       (803,152)      (8,031)      (228)       (794,893)
                                                          ------------    ---------    -------    ------------

Partners' capital,
  September 30, 1996 ..................................   $ 12,283,665    $ 145,386    $ 3,596    $ 12,134,683
                                                          ============    =========    =======    ============

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                               1997           1996
                                                           -----------    -----------
Cash flows from operating activities:
     Interest and dividends received ...................   $   284,730    $   120,063
     Cash paid to management company, general partners
        and suppliers ..................................      (261,820)      (331,354)
                                                           -----------    -----------

        Net cash provided (used) by operating activities        22,910       (211,291)
                                                           -----------    -----------

Cash flows from investing activities:
     Purchases of enhanced yield investments ...........          --          (77,443)
     Sale and redemption of enhanced yield investments .     1,921,806      1,179,840
     Repayments of enhanced yield investments ..........       588,689         74,800
                                                           -----------    -----------
        Net cash provided by investing activities ......     2,510,495      1,177,197
                                                           -----------    -----------

Cash flows from financing activities:
     Distributions to partners .........................    (2,487,572)          --
     Advances from bank ................................          --          115,000
     Repayments to bank ................................          --         (515,000)
                                                           -----------    -----------

        Net cash used by financing activities ..........    (2,487,572)      (400,000)
                                                           -----------    -----------

Net increase in cash and cash equivalents ..............        45,833        565,906

Cash and cash equivalents at beginning of period .......       240,976         19,407
                                                           -----------    -----------

Cash and cash equivalents at end of period .............   $   286,809    $   585,313
                                                           ===========    ===========

              The accompanying notes are an
      integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
                                   (Continued)

                                                                     1997           1996
                                                                   -----------    -----------
Reconciliation of net increase (decrease)
  in partners' capital from operations to
  net cash provided (used) by operating activities:

     Net increase (decrease) in partners' capital
       from operations .........................................   $ 3,427,571    $  (803,152)

Adjustments to reconcile net increase (decrease) in
  partners' capital from operations to net cash
  provided (used) by operating activities:
     Realized gain on sale of enhanced yield investment ........    (1,652,394)    (1,041,510)
     Decrease (increase) in unrealized appreciation of
         enhanced yield investments ............................    (1,731,991)     1,721,883
     Decrease (increase)  in accrued interest receivable .......        12,324           (286)
     Interest received in the form of  enhanced yield investment          --           (7,797)
     Decrease in accounts payable ..............................       (32,600)       (30,600)
     Decrease in due to management company .....................          --          (49,833)
                                                                   -----------    -----------

Net cash provided (used) by operating activities ...............   $    22,910    $  (211,291)
                                                                   ===========    ===========

              The accompanying notes are an
      integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                        SELECTED PER UNIT DATA AND RATIOS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                        1997         1996
                                                                     ---------    ---------
Investment income ................................................   $   21.90    $   10.30
Expenses .........................................................       18.43        20.17
                                                                     ---------    ---------
Net investment income (loss) .....................................        3.47        (9.87)

Realized gain on sale of enhanced yield investment ...............      132.85        83.74

Increase (decrease) in unrealized appreciation of
   enhanced yield investments ....................................      139.25      (138.44)
                                                                     ---------    ---------

Net increase (decrease) in partners' capital from operations .....      275.57       (64.57)

Distributions to partners ........................................     (200.00)        --
                                                                     ---------    ---------

Net increase (decrease) in partners' capital .....................       75.57       (64.57)

Partners' capital, beginning of period ...........................      803.10     1,050.33
                                                                     ---------    ---------

Partners' capital, end of period .................................   $  878.67    $  985.76
                                                                     =========    =========

Ratio of expenses to average partners' capital ...................        2.19%        1.98%

Ratio of net investment income (loss) to average partners' capital        0.41%       (0.97)%

Ratio of total increase (decrease) in partners' capital
     from operations to average partners' capital ................       32.77%       (6.34)%

              The accompanying notes are an
      integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                                    DATE OF
PORTFOLIO COMPANY                              INITIAL INVESTMENT    COST      FAIR VALUE
                                               ------------------ ----------   ----------
Artegraft, Inc. ...............................   January 1993
  - 12% senior term promissory note ...........                   $  109,900   $  109,900
  - 12% junior term promissory note ...........                      250,000      250,000
  - Warrant to buy up to 1,000 shares of
     common stock at $.01 per share
     through December 31, 2002 ................                           10       63,325
  - Warrant to buy up to 4,000 shares
     of common stock at $17.50 per share
     through December 31, 2002 ................                           40      186,675

Drypers Corporation (NASDAQ - DYPR) ...........   July 1991
  - 224,344 shares of common stock ............                    1,309,000    1,727,309
  - Warrants to buy up to 2,246
     shares of common stock at $2.41 per share
     through June 30, 1998 ....................                          --         7,334

E-B Holdings, Inc. ............................   December 1995
  - 740 shares of common stock ................                      684,500          --
  - 12% promissory notes ......................                      580,293      440,293

Garden Ridge Corporation (NASDAQ - GRDG) ......   July 1992
  - 57,376 shares of common stock .............                        6,375      813,950

Independent Gas Company Holdings, Inc. ........   February 1991
  - 16,267 shares of common stock .............                       20,447       20,447
  - 1,281 shares of 9% Series A preferred stock                    1,284,530    1,284,530
  - 215 shares of Series C preferred stock ....                      215,000      215,000

              The accompanying notes are an
      integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)
                                   (Continued)

                                                    DATE OF
PORTFOLIO COMPANY                              INITIAL INVESTMENT    COST      FAIR VALUE
                                               ------------------ ----------   ----------
MaxTech Holdings, Inc. .......................   March 1991
  - 59,875 shares of common stock ............                    $   15,781   $ 1,000,000
  - 2,200,000 shares of 10% cumula-
    tive convertible preferred stock .........                     1,500,000     2,200,000

Medifit of America, Inc. .....................   September 1992
  - 190,476 shares of Series D preferred
    stock ....................................                     1,000,000          --
  - Warrant to buy up to 9,054 shares
    of common stock at $3.75 per share
    through January 1, 1998 ..................                           163          --
  - Warrant to buy up to 76,379 shares
    of common stock at $.01 per share
    through January 1, 1998 ..................                          --            --

Paracelsus Healthcare Corporation (NYSE - PLS)   April 1991
  - 338,249 shares of common stock ...........                     1,181,124     2,296,711
                                                                  ----------   -----------

      Total ..................................                    $8,157,162   $10,615,474
                                                                  ==========   ===========

              The accompanying notes are an
      integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)
                                   (CONTINUED)

      Substantially all of the Partnership's Enhanced Yield Investments are restricted from public sale without prior registration under the Securities Act of 1933. The Partnership negotiates certain aspects of the method and timing of the disposition of the Partnership's Enhanced Yield Investments in each Portfolio Company, including registration rights and related costs. In connection with the investments in E-B Holdings, Inc., Independent Gas Company Holdings, Inc., MaxTech Holdings, Inc. and Medifit of America, Inc. rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Partnership does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

      As defined in the Investment Company Act of 1940, the Partnership is considered to have a controlling interest in Drypers Corporation, E-B Holdings, Inc. and MaxTech Holdings, Inc. The fair value of the Partnership's investments in Drypers Corporation, Garden Ridge Corporation and Paracelsus Healthcare Corporation include discounts from the closing market price of $58,503, $25,174 and $71,032 to reflect the estimated effects of restrictions on the sale of such securities at September 30, 1997. Such discounts total $154,709 or $12.44 per unit. Income was earned in the amount of $221,233 and $60,921 for the nine months ended September 30, 1997 and 1996, respectively, on Enhanced Yield Investments of companies in which the Partnership has a controlling interest.

      As defined in the Investment Company Act of 1940, all of the Partnership's investments are in eligible Enhanced Yield Investments. The Partnership provides significant managerial assistance to all of the Portfolio Companies in which it has invested except Medifit of America, Inc. and Paracelsus Healthcare Corporation. The Partnership provides significant managerial assistance to Portfolio Companies that comprise 78% of the total value of the Enhanced Yield Investments.

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


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

      The Partnership has a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. Payment of incentive fees is subject to the payment of $4,194,415 in cumulative accrued priority returns owed to limited partners at September 30, 1997 (See Note 4). The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. Certain officers of the Managing Partner serve as directors of Portfolio Companies, and receive and retain fees in consideration for such service. The Management Company also has management agreements with Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

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

      Valuation of Investments - Enhanced Yield Investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of partners' capital. Investments in companies whose securities are publicly-traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities, if applicable. Cost is used to approximate fair value until significant developments affecting an Enhanced Yield Investment provide a basis for use of an appraisal valuation. Thereafter, Enhanced Yield Investments are carried at appraised values as determined quarterly by the Managing Partner, subject to the approval of the Independent General Partners. The fair values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial condition of the issuer. Because of the inherent uncertainty of the valuation of Enhanced Yield Investments which do not have readily ascertainable market values, the Managing Partner's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for such investments. Appraised values do not reflect brokers' fees, other normal selling costs or management incentive fees which might become payable on disposition of such investments. Such management incentive fees, if any, are recorded in total in the Partnership's Financial Statements. (See Note 2).

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

(4)   ALLOCATIONS AND DISTRIBUTIONS

      The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $4,194,415 at September 30, 1997, is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized.

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

(5)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest at 4.5% at September 30, 1997.

(6)   ENHANCED YIELD INVESTMENTS

      During the nine months ended September 30, 1997, the Partnership made no investments. On August 1, 1997, the Partnership sold its investment in Industrial Equipment Rentals, Inc. for $2,460,695 realizing a capital gain of $1,652,394 on the sale. In addition, under certain circumstances the Fund could receive an additional $231,676 in proceeds from the sale, which was deposited into an escrow account. Such additional amount would be recognized as additional capital gains when received. The Partnership made follow-on investments of $85,236 in Enhanced Yield Investments of two Portfolio Companies during the nine months ended September 30, 1996, including the conversion of $7,793 of accrued interest receivable into a new note receivable.

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

      At September 30, 1997, the Partnership had $8,157,162 (at cost) invested in Enhanced Yield Investments of eight companies, and total partner's capital of $10,951,773.

      At September 30, 1997, the Partnership had $286,809 in cash and temporary cash investments. The Partnership intends to make no new investments. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments.

      Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSES

      Net investment income (loss) after all expenses amounted to $43,186 and $(122,779) for the nine months ended September 30, 1997 and 1996, respectively. The Partnership earned $255,181 and $113,988 in income from Enhanced Yield Investments during the nine months ended September 30, 1997 and 1996, respectively. The increase in 1997 was due primarily to the receipt of $161,132 in dividend income from the Enhanced Yield Investment in one Company.

      The Management Company receives a management fee at an annual rate equal to 2.5% of the Available Capital, as defined, which is paid quarterly in arrears. Such fee amounted to $140,640 and $147,971 for the nine months ended September 30, 1997 and 1996, respectively. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $4,194,415 at September 30, 1997. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

REALIZED GAINS ON SALE OF ENHANCED YIELD INVESTMENTS

      On August 1, 1997, the Partnership sold its investment in Industrial Equipment Rentals, Inc. for $2,460,695 realizing a capital gain of $1,652,394. In addition, under certain circumstances the Fund could receive an additional $231,676 in proceeds from the sale, which was deposited into an escrow account. Such additional amount would be recognized as additional capital gains when received.

UNREALIZED GAINS ON ENHANCED YIELD INVESTMENTS

      Unrealized appreciation of Enhanced Yield Investments increased by $1,731,991 during the nine months ended September 30, 1997. Such increase resulted from the increase in the estimated fair value of Enhanced Yield Investments of three companies and the transfer of $674,089 from unrealized appreciation to realized gains on the sale of enhanced yield investment.

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

DISTRIBUTIONS

      The Partnership made cash distributions of $2,487,572, including $200 per Unit to limited partners, during the nine months ended September 30, 1997. The Partnership made no cash distributions during the nine months ended September 30, 1996. Cumulative cash distributions to limited partners from inception to September 30, 1997, were $3,643,047, or $300.53 per weighted average number of Units outstanding.

ENHANCED YIELD INVESTMENTS

      The Partnership made no investments during the nine months ended September 30, 1997 and made follow-on investments of $85,236 in Enhanced Yield Investments of two companies during the nine months ended September 30, 1996.

      Of the companies in which the Partnership has investments at September 30, 1997, only Drypers Corporation, Garden Ridge Corporation and Paracelsus Healthcare Corporation are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.


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



Date  November 12, 1997             EQUUS CAPITAL PARTNERS, L.P.
                                    By:  Equus Capital Corporation
                                    Managing General Partner



                                    /s/ NOLAN LEHMANN

                                    Nolan Lehmann
                                    President and Principal Financial
                                    and Accounting Officer