Form 10-K405
period 1997-12-31
EQUUS CAPITAL PARTNERS LP
filed 1998-03-03
CIK 843626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

X     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
---   1934 (FEE REQUIRED)

For the fiscal period ended December 31, 1997

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this 10-K. [ X ]

As of December 31, 1997, 12,187 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at December 31, 1997 was $740.56. There is no established market for such Units.

                  Documents incorporated by reference:  None.

                                TABLE OF CONTENTS


PART I                                                                     PAGE

      Item  1.    Business...................................................1
      Item  2.    Properties................................................10
      Item  3.    Legal Proceedings.........................................10
      Item  4.    Submission of Matters to a Vote of Security
                     Holders................................................10

PART II

      Item  5.    Market for the Registrant's Units
                     and Related Unitholder Matters.........................11
      Item  6.    Selected Financial Data...................................11
      Item  7.    Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations.............................................12
      Item  7A.   Quantitative and Qualitative Disclosure About
                     Market Risk............................................14
      Item  8.    Financial Statements and Supplementary
                     Data...................................................15
      Item  9.    Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure....................31

PART III

      Item 10.    Directors and Executive Officers of
                     the Registrant.........................................31
      Item 11.    Executive Compensation....................................35
      Item 12.    Security Ownership of Certain
                     Beneficial Owners and Management.......................38
      Item 13.    Certain Relationships and Related
                     Transactions...........................................39

PART IV

      Item 14.    Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K................................39

ITEM 1   BUSINESS.

      Equus Capital Partners, L.P. (the "Partnership") was organized as a limited partnership under Delaware law on December 1, 1988, and elected to be a business development company under the Investment Company Act of 1940 (the "Investment Company Act"). The Partnership's total contributed capital was $12,435,691, consisting of $12,307,375 (net of $2,625 in selling commission discounts on sales to affiliates) for 12,310 Units from 1,428 limited partners, $125,316 from the Managing Partner (as defined below) and $3,000 from the Independent General Partners (as defined below). The investment objective of the Partnership is to achieve current income and capital appreciation principally by making investments in "mezzanine" securities, consisting primarily of subordinated debt or preferred stock combined with equity participations in common stock or rights to acquire common stock, and subsequently disposing of such investments. The Partnership Agreement provides for termination of the Partnership on December 31, 1999, subject to the right of the Independent General Partners to extend the term for up to four additional years if they determine it is in the best interest of the Partnership.

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

CURRENT PORTFOLIO COMPANIES

      The following is a description of the Partnership investments as of December 31, 1997:

      ARTEGRAFT, INC.

      Artegraft, Inc. ("Artegraft"), Morristown, New Jersey, manufactures and distributes a specialty surgical product line consisting of bovine vascular prostheses used in hemodialysis and other healthcare procedures. At December 31, 1997, the Partnership's investment in Artegraft, valued at $594,721, with a cost of $344,771, consisted of $94,721 in a 12% senior term promissory note, $250,000 in a 12% junior term promissory note, and warrants to buy up to 1,000 and 4,000 shares of common stock for $0.01 and $17.50 per share, respectively. The Partnership's investment represents a 25% fully-diluted equity interest in Artegraft. Mr. Forbes, a Vice President of the Managing Partner and Management Company, serves as a director of Artegraft.

      DRYPERS CORPORATION (NASDAQ: DYPR)

      Drypers Corporation ("Drypers"), Houston, Texas, manufactures and markets disposable baby diapers and other consumer products under the trade name Drypers(R). Drypers is believed to be the third leading branded diaper manufacturer in the United States, and has manufacturing facilities in Marion, Ohio; Vancouver, Washington; Buenos Aires, Argentina; Guadalajara, Mexico; Sao Paulo, Brazil and Puerto Rico. The December 31, 1997 closing price of Drypers' common stock on the NASDAQ National Market was $5.875 per share. At December 31, 1997, the Partnership's investment in Drypers, valued at $1,288,311 with a cost of $1,314,413, consisted of 226,590 shares of common stock. The stock was valued at an average price of $5.69 per share due to restrictions on the Partnership's ability to sell such stock. This discount results in an aggregate reduction in value from the market price on such date of $42,905. The Partnership's investment represents an approximate 1% fully-diluted equity interest in Drypers. Mr. Lehmann, the President of the Managing Partner and Management Company, and Mr. Forbes serve as directors of Drypers.

      E-B HOLDINGS, INC.

      E-B Holdings, Inc. ("E-B"), Houston, Texas, owns interests in two restaurants in the Houston area. At December 31, 1997, the Partnership's investment in E-B, valued at $440,293 with a cost of $580,293, consisted of $580,293 in 12% promissory notes. The Partnership's investment represents no equity interest in E-B. Mr. Forbes serves on E-B's Board of Directors.

      GARDEN RIDGE CORPORATION (NASDAQ: GRDG)

      Garden Ridge Corporation ("GRDG"), Houston, Texas, is a specialty retailer of crafts and home decorative items. GRDG operates eighteen megastores in ten states and is continuing its expansion into other areas of the United States. The December 31, 1997 closing price of GRDG on the NASDAQ National Market was $14.25 per share. At December 31, 1997, the Partnership's investment in GRDG, valued at $793,080 with a cost of $6,375, consisted of 57,376 shares of common stock. The stock was valued at an average price of $13.82 per share due to restrictions on the Partnership's ability to sell such stock. The discount results in an aggregate reduction in value from the market price on such date of $24,528. The Partnership's investment represents less than 1% of the fully-diluted equity interest in GRDG. Mr. Lehmann serves on GRDG's Board of Directors.

      INDEPENDENT GAS COMPANY HOLDINGS, INC.

      Independent Gas Company Holdings, Inc. ("IGC"), Canute, Oklahoma, acquires and manages established propane gas distributors, primarily serving rural Texas and Oklahoma markets. At December 31, 1997, the Partnership's investment in IGC was valued at the original cost of $1,519,977 and consisted of 16,267 shares of common stock, 1,281 shares of 9% Series A preferred stock and 215 shares of Series C preferred stock. The Partnership's investment represents an approximate 8% fully-diluted equity interest in IGC.

      MAXTECH HOLDINGS, INC.

      MaxTech Holdings, Inc. ("Maxim"), Dallas, Texas, provides environmental and engineering consulting services and has approximately 45 offices throughout the United States. At December 31, 1997, the Partnership's investment in Maxim, valued at $3,200,000 with a cost of $1,515,781, consisted of 59,875 shares of common stock and 2,200,000 shares of 10% cumulative convertible preferred stock. The Partnership's investment represents an approximate 31% fully-diluted equity interest in Maxim. Mr. Forbes serves on the Board of Directors of Maxim.

      PARACELSUS HEALTHCARE CORPORATION (NYSE: PLS)

      Paracelsus Healthcare Corporation ("PLS"), Houston, Texas, owns or operates, directly or through hospital partnerships, 28 hospitals and four skilled nursing facilities in nine states. The December 31, 1997 closing price of PLS's common stock on the New York Stock Exchange was $3.375 per share. At December 31, 1997, the Partnership's investment in PLS, valued at $1,107,343 with a cost of $1,181,124, consisted of 338,249 shares of common stock. The common stock of PLS was valued at an average of $3.27 per share due to restrictions on the Partnership's ability to sell such stock. The discount results in an aggregate reduction in value from the market price on such date of approximately $34,248. The Partnership's investment in PLS represents less than 1% of the fully-diluted equity interest in PLS.

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

      INDUSTRIAL EQUIPMENT RENTALS, INC.

      Industrial Equipment Rentals, Inc. ("IER"), Houma, Louisiana, rents industrial equipment from locations in Texas, Louisiana, Alabama and Mississippi, primarily to refineries, petrochemical plants and oil and gas operations along the Gulf Coast corridor. The Partnership's investment in IER, with a cost of $808,300, consisted of 91,115 shares of common stock, 2,685 shares of 6% cumulative junior preferred stock and $538,889 in a 12% subordinated debenture. The Partnership's investment represented an approximate 6% fully-diluted equity interest in IER. On August, 1, 1997, the Partnership sold its investment in IER for $2,493,791 realizing a capital gain of $1,685,491. In addition, under certain circumstances the Partnership could receive an additional $198,579 in proceeds from the sale, which was deposited into an escrow account. Such additional amount would be recognized as additional capital gains when received.

      MEDIFIT OF AMERICA, INC.

      Medifit of America, Inc. ("Medifit"), Teaneck, New Jersey, provided comprehensive outpatient rehabilitation services from over 15 facilities in six states. Medifit sold the majority of its assets. The Partnership's investment in Medifit had a cost of $1,000,163, and consisted of 190,476 shares of Series D preferred stock and warrants to buy 9,054 and 76,379 shares of common stock for $3.75 and $0.01 per share, respectively. The Partnership's investment represented a 3% fully-diluted equity interest in

Medifit. On December 21, 1997, the Partnership sold its investment in Medifit for $10 realizing a capital loss of $1,000,152.

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

      The underwriters of a public offering of a Portfolio Company's securities and brokers assisting in the sale of a Portfolio Company's securities or assets may be compensated for such services to the extent permitted by law and the rules of the National Association of Securities Dealers, Inc. Under certain circumstances the Partnership may distribute marketable portfolio securities in kind to limited partners. Sales of such securities by limited partners may be subject to legal or practical restrictions and may also entail certain expenses.

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

      The fair value of investments for which no market exists (including most Enhanced Yield Investments) are determined on the basis of procedures established in good faith by the Managing Partner and approved quarterly by the Independent General Partners. As a general principle, the current fair value of an investment being valued by the General Partners is the amount which the Partnership might reasonably expect to receive for it upon its current sale. There is a range of values that are reasonable for such investments at any particular time. Generally, cost is the primary factor used to determine fair value until significant developments affecting the Portfolio Company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation.

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

      No matters were submitted to a vote of security holders during the fourth quarter of 1997.

ITEM 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS.

      There is no established public trading market for the Partnership's Units. The Partnership had 1,364 limited partners at December 31, 1997, and made cash distributions of $2,462,000 and $307,750 to limited partners during 1997 and 1996, respectively. The amounts distributed to limited partners were $200 and $25 per Unit in 1997 and 1996, respectively. No distributions were made in 1995.

ITEM 6.     SELECTED FINANCIAL DATA.

      Following is a summary of selected financial data of the Partnership for the five years ended December 31, 1997.

                                                        1997             1996             1995             1994             1993
                                                    -----------     ------------     ------------     ------------     ------------
Investment income ..............................    $   296,812     $    172,416     $    340,077     $    118,642     $    441,432

Net investment loss ............................    $   (45,796)    $   (198,486)    $   (131,580)    $   (100,715)    $    (46,618)

Realized gain (loss) on sales
  of enhanced yield investments, net ...........    $       839     $  1,041,510     $   (586,826)    $       --       $   (150,000)

Increase (decrease) in
  unrealized appreciation
  of enhanced yield investments, net ...........    $ 1,754,670     $ (3,607,120)    $  3,173,151     $   (905,491)    $    604,287

Net increase (decrease) in
  partners' capital from
  operations ...................................    $ 1,709,713     $ (2,764,096)    $  2,454,745     $ (1,006,206)    $    407,669

Distributions to partners ......................    $ 2,487,572     $    310,947     $       --       $       --       $    186,568

Total assets ...................................    $ 9,280,649     $ 10,054,874     $ 13,572,950     $ 11,976,122     $ 11,919,896

Partners' capital, end of year .................    $ 9,233,915     $ 10,011,774     $ 13,086,817     $ 10,632,072     $ 11,638,278

Cost of enhanced yield
   investments made during year ................    $     5,413     $    100,236     $    561,044     $  2,012,183     $  2,413,438

Net cash used by
  operating activities .........................    $   (29,230)    $   (254,581)    $   (222,266)    $   (256,155)    $    (94,322)

Per Unit of limited partners' interest:

Net investment loss ............................    $     (3.68)    $     (15.96)    $     (10.58)    $      (8.10)    $      (3.75)

Realized gain (loss) on
   sales of enhanced
   yield investments, net ......................    $      0.07     $      83.74     $     (47.18)    $       --       $     (12.02)

Increase (decrease) in
   unrealized appreciation
   of enhanced yield
   investments, net ............................    $    141.07     $    (290.01)    $     255.12     $     (72.20)    $      57.36

Distributions to partners ......................    $    200.00     $      25.00     $       --       $       --       $      15.00

Partners' capital, end of year .................    $    740.56     $     803.10     $   1,050.33     $     852.97     $     933.27

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

      At December 31, 1997, the Partnership had $6,462,734 (at cost) invested in Enhanced Yield Investments of seven companies.

      At December 31, 1997, the Partnership had $244,445 in cash and temporary cash investments. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments.

      Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSES

      Net investment loss after all expenses amounted to $45,796, $198,486 and $131,580 for the years ended December 31, 1997, 1996 and 1995, respectively. Interest income from temporary cash investments was $22,062, $19,774 and $2,818 for the years ended December 31, 1997, 1996 and 1995 respectively. The increase in 1997 was due to the increase in the amounts available for temporary cash investments resulting from proceeds received by the Partnership from the sale of Enhanced Yield Investments. The Partnership earned $274,750, $152,642 and $337,259 in income from Enhanced Yield Investments during the years ended December 31, 1997, 1996 and 1995, respectively. The increase in 1997 was due to one Portfolio Company which paid dividends of $161,132 on preferred stock held by the Partnership in 1997 which did not declare or pay dividends in 1996.

      The Management Company receives a management fee equal to 2.5% of the Available Capital, as defined. Such fee amounted to $177,669, $196,844 and $226,180 for the years ended December 31, 1997, 1996 and 1995, respectively. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $4,446,006 and $5,354,819 at December 31, 1997 and 1996, respectively. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

REALIZED GAIN OR LOSS ON ENHANCED YIELD INVESTMENTS

      During 1997, the Partnership realized a net capital gain of $839.

      On August 1, 1997, the Partnership sold its investment in Industrial Equipment Rentals, Inc. for $2,493,791 realizing a capital gain of $1,685,491. In addition, under certain circumstances the Partnership could receive an additional $198,579 in proceeds from the sale, which was deposited into an escrow account. Such additional amount would be recognized as additional capital gains when received. On December 21, 1997, the Partnership sold its investment in Medifit of America, Inc. for $10 realizing a capital loss of $1,000,152. In December 1997, the Partnership realized a capital loss of $684,500 from the write off of its investment in common stock of E-B Holdings, Inc.

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

UNREALIZED GAINS ON ENHANCED YIELD INVESTMENTS

      Unrealized appreciation of Enhanced Yield Investments increased by $1,754,670 during the year ended December 31, 1997. Such net increase resulted from the increase of $796,824 in the estimated fair value of Enhanced Yield Investments of two companies, the decrease of $52,727 in the estimated fair value of Enhanced Yield Investments of one company and the transfer of $1,010,573 from net unrealized depreciation to net realized loss from the sale of Enhanced Yield investments in three companies.

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

DISTRIBUTIONS

      During 1997 and 1996, the Partnership made cash distributions of $2,487,572 and $310,947, respectively. The limited partners' share of such distributions amounted to $200 and $25 per Unit during 1997 and 1996, respectively. Cumulative cash distributions to limited partners from inception to December 31, 1997, were $3,643,047, or $300.53 per weighted average number of Units outstanding. The Partnership made no cash distributions during 1995.

ENHANCED YIELD INVESTMENTS

      During 1997, the Partnership exercised its warrants to buy 2,246 shares of common stock of Drypers Corporation for $5,413.

      The Partnership made follow-on investments of $100,236 in Enhanced Yield Investments of two companies during the year ended December 31, 1996.

      The Partnership made follow-on investments of $561,044 in Enhanced Yield Investments of four companies during the year ended December 31, 1995.

      Of the companies in which the Partnership has investments at December 31, 1997, only Drypers Corporation, Garden Ridge Corporation and Paracelsus Healthcare Corporation are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      None

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Report of Independent Public Accountants

To the Independent General Partners of
   Equus Capital Partners, L.P.:

      We have audited the accompanying statements of assets, liabilities and partners' capital of Equus Capital Partners, L.P. (a Delaware limited partnership), including the schedules of enhanced yield investments, as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1997, and the selected per unit data and ratios for each of the five years in the period ended December 31, 1997. These financial statements and selected per unit data and ratios are the responsibility of Equus Capital Corporation (the "Managing Partner"). Our responsibility is to express an opinion on these financial statements and selected per unit data and ratios based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per unit data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical verification or confirmation of securities owned as of December 31, 1997 and 1996. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 3, the financial statements include enhanced yield investments valued at $8,943,725 (97% of partners' capital) and $9,741,584 (97% of partners' capital) as of December 31, 1997 and 1996, respectively, whose values have been estimated by the Managing Partner and approved by the Independent General Partners in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing Partner in arriving at its estimate of value of such investments and have inspected the underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, the Managing Partner's estimate of values may differ significantly from the values that would have been used had a ready market existed for the investments and the differences could be material.

      In our opinion, the financial statements and selected per unit data and ratios referred to above present fairly, in all material respects, the financial position of Equus Capital Partners, L.P. as of December 31, 1997 and 1996, and the results of its operations, changes in its partners' capital and its cash flows for each of the three years in the period ended December 31, 1997, and the selected per unit data and ratios for each of the five years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Houston, Texas
February 18, 1998

                          EQUUS CAPITAL PARTNERS, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                           DECEMBER 31, 1997 AND 1996

                                                                 1997          1996
                                                              ----------   -----------
ASSETS

Enhanced yield investments, at fair value
     (cost of $6,462,734 and $9,015,263, respectively) ....   $8,943,725   $ 9,741,584
Temporary cash investments, at cost which
     approximates fair value ..............................      243,365       230,049
Cash ......................................................        1,080        10,927
Accounts receivable .......................................       33,097          --
Accrued interest receivable ...............................       59,382        72,314
                                                              ----------   -----------
          Total assets ....................................   $9,280,649   $10,054,874
                                                              ==========   ===========
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable .....................................   $   46,734   $    43,100
                                                              ----------   -----------
          Total liabilities ...............................       46,734        43,100
                                                              ----------   -----------
Commitments and contingencies

Partners' capital:
     Managing partner .....................................      114,888       122,667
     Independent general partners .........................        2,741         2,952
     Limited partners (12,310 Units issued and outstanding)    9,116,286     9,886,155
                                                              ----------   -----------
          Total partners' capital .........................    9,233,915    10,011,774
                                                              ----------   -----------
          Total liabilities and partners' capital .........   $9,280,649   $10,054,874
                                                              ==========   ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                 1997           1996           1995
                                                              -----------    -----------    -----------
Investment income:

     Income from enhanced yield investments ...............   $   274,750    $   152,642    $   337,259
     Interest from temporary cash investments .............        22,062         19,774          2,818
                                                              -----------    -----------    -----------
         Total investment income ..........................       296,812        172,416        340,077
                                                              -----------    -----------    -----------
Expenses:

     Management fee .......................................       177,669        196,844        226,180
     Independent general partner fees .....................        59,690         63,000         61,515
     Professional fees ....................................        56,130         44,114         49,308
     Mailing and printing expenses ........................        28,404         32,695         22,878
     Interest expense .....................................          --           13,204         90,656
     Administrative fees ..................................        20,715         21,045         21,120
                                                              -----------    -----------    -----------
          Total expenses ..................................       342,608        370,902        471,657
                                                              -----------    -----------    -----------
Net investment loss .......................................       (45,796)      (198,486)      (131,580)
                                                              -----------    -----------    -----------
Realized gain (loss) on sales of enhanced
   yield investments, net: ................................           839      1,041,510       (586,826)
                                                              -----------    -----------    -----------
Unrealized appreciation of enhanced yield investments, net:
   End of year ............................................     2,480,991        726,321      4,333,441
   Beginning of year ......................................       726,321      4,333,441      1,160,290
                                                              -----------    -----------    -----------
   Increase (decrease) in unrealized
      appreciation, net ...................................     1,754,670     (3,607,120)     3,173,151
                                                              -----------    -----------    -----------
   Net increase (decrease) in partners'
      capital from operations .............................   $ 1,709,713    $(2,764,096)   $ 2,454,745
                                                              ===========    ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                    INDEPENDENT
                                                         MANAGING    GENERAL       LIMITED
                                              TOTAL       PARTNER    PARTNERS      PARTNERS
                                         ------------    ---------    -------    ------------
Partners' capital,
     December 31, 1994 ...............   $ 10,632,072    $ 128,870    $ 3,127    $ 10,500,075
                                         ------------    ---------    -------    ------------
Investment activities:
     Investment income ...............        340,077        3,400         97         336,580
     Expenses ........................        471,657        4,717        134         466,806
                                         ------------    ---------    -------    ------------
        Net investment loss ..........       (131,580)      (1,317)       (37)       (130,226)

Realized loss on sale of enhanced
     yield investments, net ..........       (586,826)      (5,868)      (167)       (580,791)

Increase in unrealized appreciation of
     enhanced yield investments, net .      3,173,151       31,732        901       3,140,518
                                         ------------    ---------    -------    ------------
Net increase in partners' capital ....      2,454,745       24,547        697       2,429,501
                                         ------------    ---------    -------    ------------
Partners' capital,
     December 31, 1995 ...............   $ 13,086,817    $ 153,417    $ 3,824    $ 12,929,576
                                         ============    =========    =======    ============

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (Continued)

                                                                      INDEPENDENT
                                                          MANAGING     GENERAL     LIMITED
                                              TOTAL       PARTNER      PARTNERS    PARTNERS
                                          ------------    ---------    -------    ------------
Partners' capital,
      December 31, 1995 ...............   $ 13,086,817    $ 153,417    $ 3,824    $ 12,929,576
                                          ------------    ---------    -------    ------------

Investment activities:
     Investment income ................        172,416        1,724         49         170,643
     Expenses .........................        370,902        3,709        105         367,088
                                          ------------    ---------    -------    ------------

        Net investment loss ...........       (198,486)      (1,985)       (56)       (196,445)

Realized gain on sale of
     enhanced yield investment, net ...      1,041,510       10,416        295       1,030,799

Decrease in unrealized appreciation
     of enhanced yield investments, net     (3,607,120)     (36,071)    (1,024)     (3,570,025)

Distribution to partners ..............       (310,947)      (3,110)       (87)       (307,750)
                                          ------------    ---------    -------    ------------

Net decrease in partners' capital .....     (3,075,043)     (30,750)      (872)     (3,043,421)
                                          ------------    ---------    -------    ------------

Partners' capital,
     December 31, 1996 ................   $ 10,011,774    $ 122,667    $ 2,952    $  9,886,155
                                          ============    =========    =======    ============

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (Continued)

                                                                    INDEPENDENT
                                                          MANAGING    GENERAL       LIMITED
                                              TOTAL       PARTNER     PARTNERS      PARTNERS
                                          ------------    ---------    -------    -----------
Partners' capital,
     December 31, 1996 ................   $ 10,011,774    $ 122,667    $ 2,952    $ 9,886,155
                                          ------------    ---------    -------    -----------
Investment activities:
     Investment income ................        296,812        2,968         84        293,760
     Expenses .........................        342,608        3,426         97        339,085
                                          ------------    ---------    -------    -----------
        Net investment loss ...........        (45,796)        (458)       (13)       (45,325)

Realized gain on sale of enhanced
     yield investments, net ...........            839            8       --              831

Increase in unrealized appreciation
     of enhanced yield investments, net      1,754,670       17,547        498      1,736,625

Distribution to partners ..............     (2,487,572)     (24,876)      (696)    (2,462,000)
                                          ------------    ---------    -------    -----------
Net decrease in partners' capital .....       (777,859)      (7,779)      (211)      (769,869)
                                          ------------    ---------    -------    -----------
Partners' capital,
      December 31, 1997 ...............   $  9,233,915    $ 114,888    $ 2,741    $ 9,116,286
                                          ============    =========    =======    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                    1997           1996           1995
                                                -----------    -----------    -----------
Cash flows from operating activities:
     Interest received ......................   $   309,744    $   159,354    $   207,308
     Cash paid to management company,
        general partners, bank and suppliers       (338,974)      (413,935)      (429,574)
                                                -----------    -----------    -----------
        Net cash used by operating activities       (29,230)      (254,581)      (222,266)
                                                -----------    -----------    -----------
Cash flows from investing activities:
     Purchase of enhanced yield investments .        (5,413)       (92,443)      (415,260)
     Sale of enhanced yield investments .....     1,921,816      1,179,840        732,007
     Repayment of enhanced yield investments        603,868         99,700        805,661
                                                -----------    -----------    -----------
        Net cash provided by investing
           activities .......................     2,520,271      1,187,097      1,122,408
                                                -----------    -----------    -----------
Cash flows from financing activities:
     Advances on note payable from bank .....          --          115,000        556,500
     Repayments on note payable to bank .....          --         (515,000)    (1,456,500)
     Distributions to partners ..............    (2,487,572)      (310,947)          --
                                                -----------    -----------    -----------
        Net cash used by financing
           activities .......................    (2,487,572)      (710,947)      (900,000)
                                                -----------    -----------    -----------
Net increase in cash and
     cash equivalents .......................         3,469        221,569            142

Cash and cash equivalents at
     beginning of year ......................       240,976         19,407         19,265
                                                -----------    -----------    -----------
Cash and cash equivalents at end
     of year ................................   $   244,445    $   240,976    $    19,407
                                                ===========    ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (Continued)

                                                                                     1997           1996           1995
                                                                                 -----------    -----------    -----------
Reconciliation of increase (decrease) in partners' capital from operations to net cash used by operating activities:

Increase (decrease) in partners' capital
     from operations .........................................................   $ 1,709,713    $(2,764,096)   $ 2,454,745

Adjustments to reconcile increase (decrease) in partners' capital from operations to net cash used by operating activities: Realized (gain) loss on sales of enhanced
        yield investments, net ...............................................          (839)    (1,041,510)       586,826
     Decrease (increase) in unrealized
        appreciation of enhanced yield
        investments, net .....................................................    (1,754,670)     3,607,120     (3,173,151)
     Accrued interest or dividends exchanged
        for enhanced yield investments .......................................          --           (7,793)      (145,784)
     Decrease (increase) in accrued
        interest receivable ..................................................        12,932         (5,269)        13,015
     Increase (decrease) in accounts payable .................................         3,634          6,800         (7,750)
     Increase (decrease) in due to management
        company ..............................................................          --          (49,833)        49,833
                                                                                 -----------    -----------    -----------

Net cash used by operating activities ........................................   $   (29,230)   $  (254,581)   $  (222,266)
                                                                                 ===========    ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                        SELECTED PER UNIT DATA AND RATIOS
                   FOR THE FIVE YEARS ENDED DECEMBER 31, 1997

                                          1997          1996          1995          1994          1993
                                       ---------     ---------     ---------     ---------     ---------
SELECTED PER UNIT DATA:

Investment income ..................   $   23.86     $   13.86     $   27.34     $    9.54     $   35.49
Expenses ...........................       27.54         29.82         37.92         17.64         39.24
                                                     ---------     ---------     ---------     ---------
Net investment loss ................       (3.68)       (15.96)       (10.58)        (8.10)        (3.75)

Realized gain (loss) on sales of
     enhanced yield investments, net        0.07         83.74        (47.18)         --          (12.02)

Increase (decrease) in unrealized
     appreciation of enhanced
     yield investments, net ........      141.07       (290.01)       255.12        (72.20)        57.36
                                       ---------     ---------     ---------     ---------     ---------
Net increase (decrease) in partners'
     capital from operations .......      137.46       (222.23)       197.36        (80.30)        41.59

Distributions to partners ..........     (200.00)       (25.00)         --            --          (15.00)
                                       ---------     ---------     ---------     ---------     ---------
Net increase (decrease) in
     partners'capital ..............      (62.54)      (247.23)       197.36        (80.30)        26.59

Partners' capital, beginning of year      803.10      1,050.33        852.97        933.27        906.68
                                       ---------     ---------     ---------     ---------     ---------
Partners' capital, end of year .....   $  740.56     $  803.10     $1,050.33     $  852.97     $  933.27
                                       =========     =========     =========     =========     =========
SELECTED RATIOS:

Ratio of expenses to average
     partners' capital .............        3.57%         3.22%         3.98%         1.97%         4.27%

Ratio of net investment loss to
     average partners' capital .....       (0.48)%       (1.72)%       (1.11)%       (0.91)%       (0.41)%

Ratio of total increase (decrease)
     in partners' capital from
     operations to average
     partners' capital .............       17.81%       (23.98)%       20.74%        (8.99)%        4.52%

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                DECEMBER 31, 1997

                                                                          DATE OF
        PORTFOLIO COMPANY                                           INITIAL INVESTMENT      COST      FAIR VALUE
        -----------------                                           ------------------   ----------   ----------
Artegraft, Inc. .................................................         January 1993
 - 12% senior term promissory note ..............................                        $   94,721   $   94,721
 - 12% junior term promissory note ..............................                           250,000      250,000
 - Warrant to buy up to 1,000 shares of
    common stock at $.01 per share
    through December 31, 2002 ...................................                                10       63,325
 - Warrant to buy up to 4,000 shares
    of common stock at $17.50 per share
    through December 31, 2002 ...................................                                40      186,675

Drypers Corporation (NASDAQ - DYPR) .............................            July 1991
 - 226,590 shares of common stock ...............................                         1,314,413    1,288,311

E-B Holdings, Inc. ..............................................        December 1995
 - 12% promissory notes .........................................                           580,293      440,293

Garden Ridge Corporation (NASDAQ - GRDG) ........................            July 1992
 - 57,376 shares of common stock ................................                             6,375      793,080

Independent Gas Company Holdings, Inc. ..........................        February 1991
 - 16,267 shares of common stock ................................                            20,447       20,447
 - 1,281 shares of 9% Series A preferred stock ..................                         1,284,530    1,284,530
 - 215 shares of Series C preferred stock .......................                           215,000      215,000

MaxTech Holdings, Inc. ..........................................           March 1991
 - 59,875 shares of common stock ................................                            15,781    1,000,000
 - 2,200,000 shares of 10% cumula-
     tive convertible preferred stock ...........................                         1,500,000    2,200,000

Paracelsus Healthcare Corporation (NYSE - PLS) ..................           April 1991
 - 338,249 shares of common stock ...............................                         1,181,124    1,107,343
                                                                                         ----------   ----------
      Total .....................................................                        $6,462,734   $8,943,725
                                                                                         ==========   ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                DECEMBER 31, 1997
                                   (Continued)

      Substantially all of the Partnership's Enhanced Yield Investments are restricted from public sale without prior registration under the Securities Act of 1933. The Partnership negotiates certain aspects of the method and timing of the disposition of the Partnership's Enhanced Yield Investments in each Portfolio Company, including registration rights and related costs. In connection with the investments in E-B Holdings, Inc., Independent Gas Company Holdings, Inc. and MaxTech Holdings, Inc. rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Partnership does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

      As defined in the Investment Company Act of 1940, the Partnership is considered to have a controlling interest in Drypers Corporation, E-B Holdings, Inc. and MaxTech Holdings, Inc. The fair value of the Partnership's investments in Drypers Corporation, Garden Ridge Corporation and Paracelsus Healthcare Corporation include discounts from the closing market price of $42,905, $24,528 and $34,248 to reflect the estimated effects of restrictions on the sale of such securities at December 31, 1997. Such discounts total $101,681 or $8.18 per unit. Income was earned in the amount of $221,233, $94,854 and $81,115 for the years ended December 31, 1997, 1996 and 1995, respectively, on Enhanced Yield Investments of companies in which the Partnership has a controlling interest.

      As defined in the Investment Company Act of 1940, all of the Partnership's investments are in eligible Enhanced Yield Investments. The Partnership provides significant managerial assistance to all of the Portfolio Companies in which it has invested except Paracelsus Healthcare Corporation. The Partnership provides significant managerial assistance to Portfolio Companies that comprise 88% of the total value of the Enhanced Yield Investments.

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                DECEMBER 31, 1996
                                   (Continued)

                                                     DATE OF
PORTFOLIO COMPANY                               INITIAL INVESTMENT      COST      FAIR VALUE
                                                ------------------   ----------   ----------
Artegraft, Inc. .............................         January 1993
 - 12% senior term promissory note ..........                        $  159,700   $  159,700
 - 12% junior term promissory note ..........                           250,000      250,000
 - Warrant to buy up to 1,000 shares of
   common stock at $.01 per share
   through December 31, 2002 ................                                10       63,325
 - Warrant to buy up to 4,000 shares
   of common stock at $17.50 per share
   through December 31, 2002 ................                                40      186,675

Drypers Corporation (NASDAQ - DYPR) .........            July 1991
 - 224,344 shares of common stock ...........                         1,309,000      799,133
 - Warrants to buy up to 1,357
   shares of common stock at $4
   per share through June 30, 1998 ..........                              --           --

E-B Holdings, Inc. ..........................        December 1995         --           --
 - 740 shares of common stock ...............                           684,500         --
 - 12% promissory notes .....................                           580,293      440,293

Garden Ridge Corporation (NASDAQ - GRDG) ....            July 1992
 - 57,376 shares of common stock ............                             6,375      480,022

Independent Gas Company Holdings, Inc. ......        February 1991         --           --
 - 16,267 shares of common stock ............                            20,447       20,447
 - 1,281 shares of 9% Series A preferred stock                        1,284,530    1,284,530
 - 215 shares of Series C preferred stock ...                           215,000      215,000

Industrial Equipment Rentals, Inc. ..........            June 1993
 - 91,115 shares of common stock ............                               911      675,000
 - 2,685 shares of 6% cumulative junior
     preferred stock ........................                           268,500      268,500
 - 12% subordinated debenture ...............                           538,889      538,889

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                DECEMBER 31, 1996
                                   (Continued)

                                                             DATE OF
PORTFOLIO COMPANY                                     INITIAL INVESTMENT   COST      FAIR VALUE
                                                        --------------   ----------   ----------
MaxTech Holdings, Inc. ..............................       March 1991         --           --
 - 59,875 shares of common stock ....................             --     $   15,781   $1,000,000
 - 2,200,000 shares of 10% cumulative
     convertible preferred stock ....................             --      1,500,000    2,200,000

Medifit of America, Inc. ............................   September 1992         --           --
 - 190,476 shares of Series D preferred stock .......             --      1,000,000         --
 - Warrant to buy up to 9,054 shares of common
     stock at $3.75 per share through January 1, 1998             --            163         --
 - Warrant to buy up to 76,379 shares of common
     stock at $0.01 per share through January 1, 1998                          --           --

Paracelsus Healthcare Corporation (NYSR-PLS) ........       April 1991         --           --
 - 338,249 shares of common stock ...................             --      1,181,124    1,160,070
                                                                         ----------   ----------
     Total ..........................................             --     $9,015,263   $9,741,584
                                                                         ==========   ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

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

      The Partnership seeks to achieve current income and capital appreciation principally by making investments in "mezzanine" securities, consisting primarily of subordinated debt or preferred stock combined with equity participations in common stock or rights to acquire common stock, and subsequently disposing of such investments ("Enhanced Yield Investments"). The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership will terminate by December 31, 1999, subject to the right of the Independent General Partners (as defined below) to extend the term for up to four additional years if they determine that such extension is in the best interest of the Partnership.

(2)   MANAGEMENT

      The Partnership has four general partners, consisting of the Managing Partner and three independent, individual general partners (the "Independent General Partners"). As compensation for services rendered to the Partnership, each Independent General Partner receives an annual fee of $15,000, which was reduced to $13,500 effective April 1, 1997, and a fee of $1,500 for each meeting of the Independent General Partners attended and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. Pursuant to the Partnership agreement, the Managing Partner has made a general partner's capital contribution to the Partnership of $125,316, or approximately one percent of the Partnership's contributed capital, and each Independent General Partner has made a capital contribution of $1,000.

      The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. Payment of the incentive fees is subject to the payment of $4,446,006 and $5,354,819 in cumulative accrued priority returns owed to limited partners at December 31, 1997 and 1996, respectively (See Note 4). The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. Certain officers of the Managing Partner serve as directors of Portfolio Companies, and receive and retain fees in consideration for such service. The Management Company also has management agreements with the Managing Partner and Equus II Incorporated ("EQS"), a

Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

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

(4)   ALLOCATIONS AND DISTRIBUTIONS

      The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $4,446,006 and $5,354,819 at December 31, 1997 and 1996, respectively, is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized.

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

(5)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest at 5.3% at December 31, 1997.

(6)   ENHANCED YIELD INVESTMENTS

      The Partnership made a follow-on investment of $5,413 in Enhanced Yield Investments of one Portfolio Company during the year ended December 31, 1997. In addition, the Partnership realized net capital gains of $839 from the sale of Enhanced Yield Investments of three Portfolio Companies during 1997.

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

(7)   ACCOUNTS RECEIVABLE

      The balance in Accounts receivable at December 31, 1997, is comprised of $33,097 in escrow payments related to the sale of the Partnership's investment in Industrial Equipment Rentals, Inc. which was received in January 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The Partnership has no directors or officers. On December 31, 1997, the Partnership was managed by the Managing Partner and three Independent General Partners.

      Certain information regarding the Independent General Partners is set forth below:

      John M. Ivancevich, age 58, has been an Independent General Partner of the Partnership since 1989. He has been Executive Vice President for Academic Affairs and Provost at the University of Houston since July 1995 and was Dean of the College of Business Administration at the University of Houston from 1988 to July 1995. Dean Ivancevich has held the Hugh Roy and Lillie Cranz Cullen Distinguished Professorship of Management since 1979. Between 1974 and 1988, Dean Ivancevich held various positions in the College of Business Administration, including Chairman of the Department of Organizational Behavior and Management and Associate Dean for Research.

      Salvatore E. Manzo, age 80, has been an Independent General Partner of the Partnership since 1989. He was director of Business Development and Financing of the Economic Development Division of the Greater Houston Partnership from 1989 to 1992. From 1985 to 1989, he was Assistant Dean for Executive Development of the Jesse H. Jones Graduate School of Administration of Rice University, and from 1979 to 1985, Mr. Manzo was Director of Executive Development at such school.

      Williston B. Symonds, age 65, has been an Independent General Partner of the Partnership since 1989. He has been an independent consultant since 1981 with temporary affiliations with companies in the energy and telecommunications industries. From 1983 to 1985 he was with Advanced Telecommunications Corporation, a provider of alternate long distance telephone services and consulting engineering, as a director, Vice President-Finance, Secretary and Treasurer and from 1984 as President and Treasurer. He is also a certified public accountant.

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

      As of February 27, 1998, the Partnership believes that all of the Partnership's general partners and ten percent holders are current in their filings. In making these statements, the Partnership has relied on the transfer records of the Partnership and copies of reports that they have filed with the SEC.

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

      The following is a list of the directors and officers of the Managing
Partner:

          NAME                       AGE       POSITION

          Sam P. Douglass            65       Chairman of the Board and
                                                Chief Executive Officer
          Nolan Lehmann              53       President and Director
          Randall B. Hale            35       Vice President and Director
          Paula T. Douglass          46       Director
          S. Preston Douglass, Jr.   36       Director
          Patrick M. Cahill          37       Vice President and Treasurer
          Tracy H. Cohen             31       Vice President and Secretary
          Gary L. Forbes             54       Vice President

      Sam P. Douglass has been Chairman of the Board of the Managing Partner since its formation in September 1983 and became Chief Executive Officer in December 1989. Mr. Douglass is also Chairman of the Board and Chief Executive Officer of the Management Company and Equus II Incorporated. Since December 1978, he has served as Chairman and Chief Executive Officer of Equus Corporation International, a privately-owned corporation engaged in a variety of investment activities. Mr. Douglass is a director of Advanced Technical Products, Inc.

      Nolan Lehmann has been the President of the Managing Partner since May 1990 and a director since December 1989. From its formation in September
1983 to May 1990 he was Executive Vice President. Mr. Lehmann is also President and a director of the Management Company and Equus II Incorporated. He is a director of Allied Waste Industries, Inc., American Residential Services, Inc., Brazos Sportswear, Inc., Drypers Corporation and Garden Ridge Corporation. Mr. Lehmann is a certified public accountant.

      Randall B. Hale, has been a Vice President of the Managing Partner, Equus II Incorporated and the Management Company since November 1992. He was elected a director of the Managing Partner and Management Company in February 1996. He is also a director of American Residential Services, Inc. and Brazos Sportswear, Inc. From June 1985 to October 1992, he was employed by Arthur Andersen LLP. Mr. Hale is a certified public accountant.

      Paula T. Douglass, has been a director of the Management Company since July 1993. She was elected director of the Managing Partner in February 1996. From September 1989 to September 1990 she was employed as an attorney by Fulbright & Jaworski. Since December 1978, she has been a director of Equus Corporation International. She is a licensed attorney.

      S. Preston Douglass, Jr., has been a director of the Management Company since July 1993. He was elected director of the Managing Partner in February 1996. He is a partner at Wallace, Machann, Jackson, Williams and Douglass where he has been employed since January 1989. He was a prosecutor in the 216th Judicial District in Kerrville, Texas from December 1987 to December
1988.  He is a licensed attorney.

      Patrick M. Cahill, has been Treasurer and a Vice President of the Sub-Adviser since March 1996 and Controller of the Sub-Adviser Since May 1987. He has been Vice President of Equus II Incorporated since May 1994 and the Treasurer of Equus II Incorporated since March 1996. He has also been the Controller of the Management Company since May 1987. From June 1982 to May 1987, he was employed by Ernst & Young. Mr. Cahill is a certified public accountant.

      Tracy H. Cohen, was elected a Vice President of the Managing Partner in April 1995 and is the Manager of the Investor Relations Department for the Management Company, where she has been employed since April 1995. She has been a Vice President of Equus II Incorporated since May 1995. From September 1990 to April 1995, she was employed by Arthur Andersen LLP. Ms.
Cohen is a certified public accountant.

      Gary L. Forbes was a director of the Managing Partner from January 1992 to November 1995 and has been a Vice President of the Managing Partner and the Management Company since November 1991. He was a director of the Management Company from July 1993 to November 1995. He has been a Vice President of Equus II Incorporated since December 1991. He is also a director of Advanced Technical Products, Inc., Consolidated Graphics, Inc., Drypers Corporation and NCI Building Systems, Inc. Mr. Forbes is a certified public accountant.

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

THE MANAGEMENT AGREEMENT

      The Management Agreement provides that the Management Company receive as compensation for its services a management fee (the "Management Fee") at an annual rate of 2.5% of Available Capital of the Partnership, paid quarterly in arrears. "Available Capital" is the amount of net offering proceeds from the sale of Units reduced by capital distributed to the holders of the Units and realized losses from the Partnership's investments. The Management Fee is payable quarterly in arrears. Management fees of $177,669, $196,844 and $226,180 were paid during the years ended December 31, 1997, 1996 and 1995, respectively.

      The Management Agreement also provides that the Management Company will be paid as the Management Company Incentive Fee an amount equal to 10% of the excess of distributions from Enhanced Yield Investments over distributions from Enhanced Yield Investments representing returns of capital over the life of the Partnership, subject to payment of the priority return to the Limited Partners. The cumulative amount of the Management Company Incentive Fee will be determined as of the end of each fiscal quarter and upon termination of the Partnership. If, at the end of any such period or upon termination, net payments previously made to the Management Company exceed 10% of the Partnership's cumulative distributions, including the priority return, from Enhanced Yield Investments less unrealized capital depreciation, the Management Company will be required to repay all or a portion of the Management Company Incentive Fee previously received. At December 31, 1997, payment of incentive fees is subject to the payment of $4,446,006 in cumulative accrued priority returns owed to limited partners.

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

      As compensation for the specified administrative services to be rendered by the Management Company, the Management Company is paid a fee (the "Fund Administration Fee") of $15 per Limited Partner account per year and will be reimbursed for certain out-of-pocket expenses relating to such services. Such terms and conditions must be approved by the Independent General Partners, however, as being not less favorable to the Partnership than those obtainable from competent unaffiliated third parties. The amount of compensation payable to the Management Company is reviewed annually by the Independent General Partners and, subject to the limitation contained in the previous sentence, may be increased or decreased by the Independent General Partners to provide for such compensation as the Independent General Partners may in good faith deem reasonable. Administration fees were $20,715, $21,045 and $21,120 for the years ended December 31, 1997, 1996 and 1995, respectively.

      The Management Company is a registered investment adviser under the Advisers Act.

ITEM 11.  EXECUTIVE COMPENSATION.

      The following table sets forth all cash compensation paid to the Independent General Partners during or with respect to 1997 for services rendered in all capacities to the Partnership.

          NUMBER OF            CAPACITIES IN                  CASH
          PERSONS IN GROUP      WHICH SERVED               COMPENSATION

                 3             Independent General           $58,125
                                    Partners

      Each Independent General Partner receives from the Partnership an annual fee of $15,000, which was reduced to $13,500 effective April 1, 1997, a fee of $1,500 for each meeting of the Independent General Partners attended and reimbursement for all out-of-pocket expenses relating to attendance at such meetings. Independent General Partners do not receive any additional compensation from the Partnership or its Portfolio Companies for any additional services rendered.

      The Partnership has no directors, executive officers or employees and therefore paid no other compensation during 1997.

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

      Distributions to Limited Partners are allocated among such Limited Partners in proportion to the respective number of Units held by such Limited Partners and based on the Priority Return they are entitled to receive.

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

      Set forth below is information as of December 31, 1997, with respect to the ownership of Units by the directors and officers of the Managing Partner.

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

      (1)includes 38 units owned by GRN Partners of which Ms. Cohen and Messrs. Cahill, Forbes, Hale, and Lehmann are general partners.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)     FINANCIAL STATEMENTS                             PAGES

      Report of Independent Public Accountants                15

      Statements of Assets, Liabilities and Partners'
      Capital at December 31, 1997 and 1996                   16

      Statements of Operations for the years ended
      December 31, 1997, 1996 and 1995                        17

      Statements of Changes in Partners' Capital
      for the years ended December 31, 1997, 1996
      and 1995                                                18

      Statements of Cash Flows for the years ended
      December 31, 1997, 1996 and 1995                        21

      Selected Per Unit Data and Ratios for the
      five years ended December 31, 1997                      23

      Schedules of Enhanced Yield Investments
      at December 31, 1997 and 1996                           24

      Notes to Financial Statements                           28

      All other information required in the financial statement schedules has been incorporated in the financial statements or notes thereto or has been omitted since the information is not applicable, not present or not present in amounts sufficient to require submission of the schedule.

(a)(3)   Exhibits

3.    Articles of Incorporation and By-laws.

      (a)Certificate of Limited Partnership of the Partnership dated November 30, 1988. [Incorporated by reference to Form N-3 Exhibit 1.1 to Registration Statement, File No. 33-25985].

      (b)Amended and Restated Agreement of Limited Partnership of the Partnership dated as of October 6, 1989. [Incorporated by reference to
         Exhibit 3(e) to the Partnership's Annual Report on Form 10-K, filed March 30, 1990.]

4.    Instruments defining the rights of security holders, including debentures

      (a)Amended and Restated Agreement of Limited Partnership of the Partnership dated as of October 6, 1989. [Incorporated by reference to
         Exhibit 3(e) to the Partnership's Annual Report on Form 10-K, filed March 30, 1990]

      (b)Form of Subscription Agreement [Incorporated by reference to Form N-2, Exhibit B to Prospectus, File No 33-25958].

10.   Material Contracts

      (a)Management Agreement between the Partnership and Equus Capital Management Corporation dated October 6, 1989. [Incorporated by reference to Exhibit 10(a) to the Partnership's Annual Report on Form 10-K filed March 30, 1990.]

      (b)Service Agreement between the Partnership and Equus Capital Management Corporation dated October 6, 1989. [Incorporated by reference to
         Exhibit 10(b) to the Partnership's Annual Report on Form 10-K filed March 30, 1990.]

      (c)Safekeeping Agreement between the Partnership and Southwest Guaranty Trust Company dated January 2, 1991. [Incorporated by reference to
         Exhibit 10(d) to the Partnership's Annual Report on Form 10-K filed March 21, 1991.]

      (d)REPORTS ON FORM 8-K

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

                                          EQUUS CAPITAL PARTNERS, L.P.

                                          By:  Equus Capital Corporation,
                                               Managing Partner


                                          By:  /s/ NOLAN LEHMANN
                                               Nolan Lehmann, President

Date:   February 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                    TITLE                         DATE

EQUUS CAPITAL CORPORATION
Managing General Partner


By:  /s/ NOLAN LEHMANN                                         February 25, 1998
     Nolan Lehmann            President

/s/ JOHN M. IVANCEVICH                                         February 25, 1998
    John M. Ivancevich        Independent
                              General Partner

/s/ SALVATORE E. MANZO                                         February 25, 1998
    Salvatore E. Manzo        Independent
                              General Partner

/s/ WILLISTON B. SYMONDS                                       February 25, 1998
    Williston B. Symonds      Independent
                              General Partner
/s/ NOLAN LEHMANN                                              February 25, 1998
    Nolan Lehmann             President and Director of the
                              Managing General Partner
                              (principal Financial and
                              Accounting Officer of the
                              Managing General Partner)

/s/ SAM P. DOUGLASS                                            February 25, 1998
    Sam P. Douglass           Chairman of the Board and Chief
                              Executive Officer of the Managing
                              General Partner

/s/ RANDALL B. HALE                                            February 25, 1998
    Randall B. Hale           Director of the Managing
                              General Partner

/s/ PAULA T. DOUGLASS                                          February 25, 1998
    Paula T. Douglass         Director of the Managing
                              General Partner

/s/ S. PRESTON DOUGLASS, JR.                                   February 25, 1998
    S. Preston Douglass, Jr.  Director of the Managing
                              General Partner