Form 10-Q
period 1998-03-31
EQUUS CAPITAL PARTNERS LP
filed 1998-05-13
CIK 843626

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
----    EXCHANGE ACT OF 1934

For the fiscal period ended March 31, 1998

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
----    EXCHANGE ACT OF 1934

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

                   NONE                                  NONE
              ----------------                    ------------------

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERS' INTERESTS
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 31, 1998, 12,187 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at March 31, 1998 was $779.00. There is no established market for such Units.

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

                                                                            PAGE

PART I. FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Statements of Assets, Liabilities and Partners' Capital

                  - March 31, 1998 and December 31, 1997.......................1

                  Statements of Operations

                  - For the three months ended March 31, 1998 and 1997.........2

                  Statements of Changes in Partners' Capital

                  - For the three months ended March 31, 1998..................3
                  - For the three months ended March 31, 1997..................4

                  Statements of Cash Flows

                  - For the three months ended March 31, 1998 and 1997.........5

                  Selected Per Unit Data and Ratios

                  - For the three months ended March 31, 1998 and 1997.........7

                  Schedule of Enhanced Yield Investments

                  - March  31, 1998............................................8

                  Notes  to  Financial  Statements............................10

        Item 2.   Management's Discussion and Analysis of Financial Condition
                  and  Results  of  Operations................................13

PART II.  OTHER INFORMATION

        Item 6.   Exhibits  and  Reports  on  Form  8-K.......................14

SIGNATURE     ................................................................14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EQUUS CAPITAL PARTNERS, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                                                                 1998         1997
                                                             ----------  ----------
Assets

Enhanced yield investments, at fair value
     (cost of $6,429,534 and $6,462,734, respectively) ....  $9,431,566  $8,943,725
Temporary cash investments, at cost which
     approximates fair value ..............................     246,395     243,365
Cash ......................................................       8,808       1,080
Accounts receivable .......................................      35,000      33,097
Accrued interest receivable ...............................       9,218      59,382
                                                             ----------  ----------

          Total assets ....................................  $9,730,987  $9,280,649
                                                             ==========  ==========

Liabilities and Partners' Capital

Liabilities:
     Accounts payable .....................................  $   19,000  $   46,734
                                                             ----------  ----------

          Total liabilities ...............................      19,000      46,734
                                                             ----------  ----------

Commitments and contingencies

Partners' capital:
     Managing partner .....................................     119,669     114,888
     Independent general partners .........................       2,877       2,741
     Limited partners (12,310 Units issued and outstanding)   9,589,441   9,116,286
                                                             ----------  ----------

          Total partners' capital .........................   9,711,987   9,233,915
                                                             ----------  ----------

          Total liabilities and partners' capital .........  $9,730,987  $9,280,649
                                                             ==========  ==========

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)

                                                                   1998       1997
                                                              ----------  ----------
Investment income:

     Income from enhanced yield investments ...............  $     8,231   $ 214,172
     Interest from temporary cash investments .............        3,350       4,004
                                                              ----------  ----------

          Total investment income .........................       11,581     218,176
                                                              ----------  ----------

Expenses:

     Management fee .......................................       32,195      48,062
     Independent general partner fees .....................       14,625      15,750
     Mailing and printing expenses ........................        1,710       4,231
     Administrative fees ..................................        5,115       5,179
     Professional fees ....................................          905       4,787
                                                              ----------  ----------

          Total expenses ..................................       54,550      78,009

Net investment income (loss) ..............................      (42,969)    140,167
                                                              ----------  ----------

Unrealized appreciation of enhanced yield investments:
     End of period ........................................    3,002,032     718,997
     Beginning of period ..................................    2,480,991     726,321
                                                              ----------  ----------

          Increase (decrease) in unrealized appreciation ..      521,041      (7,324)
                                                              ----------  ----------

          Net increase in partners' capital from operations  $   478,072   $ 132,843
                                                             ==========  ==========

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (Unaudited)

                                                               INDEPENDANT
                                                     MANAGING   GENERAL     LIMITED
                                          TOTAL      PARTNER    PARTNERS   PARTNERS
                                          -----      -------    --------   --------
Partners' capital,
   December 31, 1997 ..............  $ 9,233,915   $ 114,888   $ 2,741   $ 9,116,286
                                     -----------   ---------   -------   -----------
Investment activities:
   Investment income ..............       11,581         116         3        11,462
   Expenses .......................       54,550         545        15        53,990
                                     -----------   ---------   -------   -----------

      Net investment loss .........      (42,969)       (429)      (12)      (42,528)

Increase in unrealized appreciation
   of enhanced yield investments ..      521,041       5,210       148       515,683
                                     -----------   ---------   -------   -----------

Net increase in partners' capital .      478,072       4,781       136       473,155
                                     -----------   ---------   -------   -----------

Partners' capital,
   March 31, 1998 .................  $ 9,711,987   $ 119,669   $ 2,877   $ 9,589,441
                                     ===========   =========   =======   ===========

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (Unaudited)

                                                                  INDEPENDANT
                                                         MANAGING   GENERAL     LIMITED
                                            TOTAL        PARTNER    PARTNERS    PARTNERS
                                            -----        -------    --------    --------
Partners' capital,
   December 31, 1996 .................  $ 10,011,774   $ 122,667   $ 2,952   $  9,886,155
                                        ------------   ---------   -------   ------------

Investment activities:
   Investment income .................       218,176       2,182        62        215,932
   Expenses ..........................        78,009         780        22         77,207
                                        ------------   ---------   -------   ------------

Net investment income ................       140,167       1,402        40        138,725

Decrease in unrealized appreciation of
   enhanced yield investments ........        (7,324)        (74)       (2)        (7,248)
                                        ------------   ---------   -------   ------------

Net increase in partners' capital ....       132,843       1,328        38        131,477
                                        ------------   ---------   -------   ------------

Partners' capital,
   March 31, 1997 ....................  $ 10,144,617   $ 123,995   $ 2,990   $ 10,017,632
                                        ============   =========   =======   ============


                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)

                                                              1998        1997
                                                              ----        ----

Cash flows from operating activities:
     Interest and dividends received ...................  $  61,745   $ 200,701
     Cash paid to management company, general partners
        and suppliers ..................................    (82,284)   (100,609)
                                                          ---------   ---------

        Net cash provided (used) by operating activities    (20,539)    100,092
                                                          ---------   ---------

Cash flows from investing activities:
     Sale of enhanced yield investments ................     33,097        --
     Repayments of enhanced yield investments ..........     33,200        --
     Advance to portfolio company ......................    (35,000)       --
                                                          ---------   ---------

        Net cash provided by investing activities ......     31,297        --
                                                          ---------   ---------

Net increase in cash and cash equivalents ..............     10,758     100,092

Cash and cash equivalents at beginning of period .......    244,445     240,976
                                                          ---------   ---------

Cash and cash equivalents at end of period .............  $ 255,203   $ 341,068
                                                          =========   =========


                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)
                                  (Continued)

                                                                         1998        1997
                                                                         ----        ----
Reconciliation of net increase in partners' capital from
     operations to net cash provided (used) by operating activities:

     Net increase in partners' capital from operations .............  $ 478,072   $ 132,843

Adjustments to reconcile net increase in
     partners' capital from operations to net cash provided
     (used) by operating activities:
     Decrease (increase) in unrealized appreciation of
         enhanced yield investments ................................   (521,041)      7,324
     Decrease (increase)  in accrued interest receivable ...........     50,164     (17,475)
     Decrease in accounts payable ..................................    (27,734)    (22,600)
                                                                      ---------   ---------
Net cash provided (used) by operating activities ...................  $ (20,539)  $ 100,092
                                                                      =========   =========

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                       SELECTED PER UNIT DATA AND RATIOS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)

                                                               1998      1997
                                                               ----      ----

Investment income ......................................... $  0.93    $ 17.54
Expenses ..................................................    4.38       6.27
                                                            -------    -------
Net investment income (loss) ..............................   (3.45)     11.27

Increase (decrease) in unrealized appreciation of
     enhanced yield investments ...........................   41.89      (0.59)
                                                            -------    -------

Net increase in partners' capital from operations .........   38.44      10.68

Partners' capital, beginning of period ....................  740.56     803.10
                                                            -------    -------

Partners' capital, end of period .......................... $779.00    $813.78
                                                            =======    =======

Ratio of expenses to average partners' capital ............    0.58%      0.78%

Ratio of net investment income (loss) to average partners'
 capital ..................................................   (0.45)%     1.39%

Ratio of net increase in partners' capital  from
     operations to average partners' capital ..............    5.06%      1.32%


                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                 MARCH 31, 1998
                                  (Unaudited)

                                                                                     Date Of
Portfolio Company                                 Initial Investment    Cost         Fair Value
-----------------                                 ------------------    ----         ----------

Artegraft, Inc. ..............................     January 1993
--    12% senior term promissory note                               $   61,521     $   61,521
--    12% junior term promissory note                                  250,000        250,000
--    Warrant to buy up to 1,000 shares of
     common stock at $.01 per share
     through December 31, 2002 ...............                              10         63,325
--    Warrant to buy up to 4,000 shares
     of common stock at $17.50 per share
     through December 31, 2002 ...............                              40        186,675

Drypers Corporation (NASDAQ - DYPR) ..........     July 1991
--    226,590 shares of common stock                                 1,314,413      1,509,219

E-B Holdings, Inc. ...........................     December 1995
--    12% promissory notes                                             580,293        440,293

Garden Ridge Corporation (NASDAQ - GRDG) .....     July 1992
--    57,376 shares of common stock                                      6,375      1,203,533

Independent Gas Company Holdings, Inc. .......     February 1991
--    16,267 shares of common stock                                     20,447        500,000
--    1,281 shares of 9% Series A preferred stock                    1,284,530      1,284,530
--    215 shares of Series C preferred stock                           215,000        215,000

MaxTech Holdings, Inc. .......................     March 1991
--    59,875 shares of common stock                                     15,781           --
--    2,200,000 shares of 10% cumulative
     convertible preferred stock .............                       1,500,000      2,200,000

Paracelsus Healthcare Corporation (NYSE - PLS)     April 1991
--    338,249 shares of common stock                                 1,181,124      1,517,470
                                                                    ----------     ----------
      Total ..................................                      $6,429,534     $9,431,566
                                                                    ==========     ==========


                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                 MARCH 31, 1998
                                  (Unaudited)
                                  (Continued)

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

        As defined in the Investment Company Act of 1940, the Partnership is considered to have a controlling interest in Drypers Corporation, E-B Holdings, Inc. and MaxTech Holdings, Inc. The fair value of the Partnership's investments in Drypers Corporation, Garden Ridge Corporation and Paracelsus Healthcare Corporation include discounts from the closing market price of $48,587, $37,223 and $46,932 to reflect the estimated effects of restrictions on the sale of such securities at March 31, 1998. Such discounts total $132,742 or $10.68 per unit. Income was earned in the amount of $8,321 and $206,578 for the three months ended March 31, 1998 and 1997, respectively, on Enhanced Yield Investments of companies in which the Partnership has a controlling interest.

        As defined in the Investment Company Act of 1940, all of the Partnership's investments are in eligible Enhanced Yield Investments. The Partnership provides significant managerial assistance to all of the Portfolio Companies in which it has invested except Paracelsus Healthcare Corporation. The Partnership provides significant managerial assistance to Portfolio Companies that comprise 84% of the total value of the Enhanced Yield Investments.


                         The accompanying notes are an
                  integral part of these financial statements.
                                       9

                          EQUUS CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

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

(2)     MANAGEMENT

        The Partnership has four general partners, consisting of the Managing Partner and three independent, individual general partners (the "Independent General Partners"). As compensation for services rendered to the Partnership, each Independent General Partner receives an annual fee of $13,500 and a fee of $1,500 for each meeting of the Independent General Partners attended. Pursuant to the Partnership agreement, the Managing Partner has made a general partner's capital contribution to the Partnership of $125,316, or approximately one percent of the Partnership's contributed capital, and each Independent General Partner has made a capital contribution of $1,000.

        The Partnership has a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. Payment of incentive fees is subject to the payment of $4,641,104 in cumulative accrued priority returns owed to limited partners at March 31, 1998 (See Note 4). The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. Certain officers of the Managing Partner serve as directors of Portfolio Companies, and receive and retain fees in consideration for such service. The Management Company also has management agreements with the Managing Partner and Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

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

(4)     ALLOCATIONS AND DISTRIBUTIONS

        The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $4,641,104 at March 31, 1998, is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized.

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

(5)     TEMPORARY CASH INVESTMENTS

        Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest at 4.5% at March 31, 1998.

(6)     ENHANCED YIELD INVESTMENTS

        During the three months ended March 31, 1998 and 1997, the Partnership made no investments.

(7)     ACCOUNTS RECEIVABLE

        The balance in "Accounts receivable" at March 31, 1998, is comprised of a short-term advance to Artegraft, Inc., which is expected to be repaid before year end. The balance in "Accounts receivable" at December 31, 1997, was comprised of $33,097 in escrow payments related to the sale of the Partnership's investment in Industrial Equipment Rentals, Inc. which was received in January 1998.

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

        At March 31, 1998, the Partnership had $6,429,534 (at cost) invested in Enhanced Yield Investments of nine companies, and total partners' capital of $9,711,987.

        At March 31, 1998, the Partnership had $255,203 in cash and temporary cash investments. The Partnership intends to make no new investments. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments.

        Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSES

        Net investment income (loss) after all expenses amounted to $(42,969) and $140,167 for the three months ended March 31, 1998 and 1997, respectively. The Partnership earned $8,231 and $214,172 in income from Enhanced Yield Investments during the three months ended March 31, 1998 and 1997, respectively. The higher income in 1997 was due primarily to the receipt of $161,132 in dividend income from an Enhanced Yield Investment in one company and the higher balance of investments in Enhanced Yield Investments earning current income in 1997 as compared to 1998.

        The Management Company receives a management fee at an annual rate equal to 2.5% of the Available Capital, as defined, which is paid quarterly in arrears. Such fee amounted to $32,195 and $48,062 for the three months ended March 31, 1998 and 1997, respectively. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $4,641,104 at March 31, 1998. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

UNREALIZED GAINS ON ENHANCED YIELD INVESTMENTS

        Unrealized appreciation of Enhanced Yield Investments increased by $521,041 during the three months ended March 31, 1998. Such net increase resulted from an increase of $1,521,041 in the estimated fair value of Enhanced Yield Investments of four companies and decrease of $1,000,000 in the estimated fair value of Enhanced Yield Investments of one company.

        Unrealized appreciation of Enhanced Yield Investments decreased by $7,324 during the three months ended March 31, 1997. Such net decrease resulted from an increase of $144,592 in the estimated fair value of Enhanced Yield Investments of two companies and a decrease of $151,916 in the estimated fair value of Enhanced Yield Investments of one company.

DISTRIBUTIONS

        The Partnership made no cash distributions during the three months ended March 31, 1998 and 1997. Cumulative cash distributions to limited partners from inception to March 31, 1998, were $3,643,047, or $300.53 per weighted average number of Units outstanding.

ENHANCED YIELD INVESTMENTS

        The Partnership made no investments during the three months ended March 31, 1998 and 1997.

        Of the companies in which the Partnership has investments at March 31, 1998, only Drypers Corporation, Garden Ridge Corporation and Paracelsus Healthcare Corporation are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

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

Date  May 13, 1998                          EQUUS CAPITAL PARTNERS, L.P.
                                            By:  Equus Capital Corporation
                                            Managing General Partner

                                            /s/ NOLAN LEHMANN
                                            Nolan Lehmann
                                            President and Principal Financial
                                            and Accounting Officer