Form 10-Q
period 1998-06-30
EQUUS CAPITAL PARTNERS LP
filed 1998-08-13
CIK 843626

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal period ended June 30, 1998

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17526

                          EQUUS CAPITAL PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                             76-0264305
     (State or other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)

      2929 ALLEN PARKWAY, SUITE 2500
              HOUSTON, TEXAS
          (Address of principal                        77019-2120
            executive offices)                         (Zip Code)


Registrant's telephone number, including area code:   (713) 529-0900

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

As of June 30, 1998, 12,187 units (Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at June 30, 1998 was $717.34. There is no established market for such Units.


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

               - June 30, 1998 and December 31, 1997.......................... 1

               Statements of Operations

               - For the three months ended June 30, 1998 and 1997............ 2
               - For the six months ended June 30, 1998 and 1997.............. 3

               Statements of Changes in Partners' Capital

               - For the six months ended June 30, 1998....................... 4
               - For the six months ended June 30, 1997....................... 5

               Statements of Cash Flows

               - For the six months ended June 30, 1998 and 1997.............. 6

               Selected Per Unit Data and Ratios

               - For the six months ended June 30, 1998 and 1997.............. 8

               Schedule of Enhanced Yield Investments

               - June 30, 1998................................................ 9

               Notes to Financial Statements..................................11

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................14

PART II.       OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K...............................15

SIGNATURE   ................................................................  16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EQUUS CAPITAL PARTNERS, L.P.
           STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                                                                 1998          1997
                                                             ------------   ----------
ASSETS

Enhanced yield investments, at fair value
     (cost of $6,412,934 and $6,462,734, respectively) ....   $8,694,245   $8,943,725
Temporary cash investments, at cost which
     approximates fair value ..............................      216,678      243,365
Cash ......................................................        5,415        1,080
Accounts receivable .......................................       35,000       33,097
Accrued interest receivable ...............................       11,830       59,382
                                                              ----------   ----------
          Total assets ....................................   $8,963,168   $9,280,649
                                                              ==========   ==========
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable .....................................   $   18,000   $   46,734
                                                              ----------   ----------
          Total liabilities ...............................       18,000       46,734
                                                              ----------   ----------
Commitments and contingencies

Partners' capital:
     Managing partner .....................................      112,001      114,888
     Independent general partners .........................        2,659        2,741
     Limited partners (12,310 Units issued and outstanding)    8,830,508    9,116,286
                                                              ----------   ----------
          Total partners' capital .........................    8,945,168    9,233,915
                                                              ----------   ----------
          Total liabilities and partners' capital .........   $8,963,168   $9,280,649
                                                              ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                       1

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)


                                                               1998            1997
                                                            ----------      ----------
Investment income:

     Income from enhanced yield investments ............   $     8,523    $    36,612
     Interest from temporary cash investments ..........         2,778          4,317
                                                           -----------    -----------
          Total investment income ......................        11,301         40,929
                                                           -----------    -----------
Expenses:

     Management fee ....................................        31,926         48,938
     Independent general partner fees ..................        13,125         14,625
     Mailing and printing expenses .....................         5,733          3,856
     Administrative fees ...............................         5,115          5,179
     Professional fees .................................         1,500          7,663
                                                           -----------    -----------
          Total expenses ...............................        57,399         80,261
                                                           -----------    -----------
Net investment loss ....................................       (46,098)       (39,332)
                                                           -----------    -----------
Unrealized appreciation of enhanced yield investments:
     End of period .....................................     2,281,311      3,106,631
     Beginning of period ...............................     3,002,032        718,997
                                                           -----------    -----------
          Increase (decrease) in unrealized appreciation      (720,721)     2,387,634
                                                           -----------    -----------
          Net increase (decrease) in partners' capital
             from operations ...........................   $  (766,819)   $ 2,348,302
                                                           ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                1998         1997
                                                            -----------   ----------
Investment income:

     Income from enhanced yield investments ............   $    16,754    $  250,784
     Interest from temporary cash investments ..........         6,127         8,321
                                                           -----------    ----------
          Total investment income ......................        22,881       259,105
                                                           -----------    ----------
Expenses:

     Management fee ....................................        64,120        97,000
     Independent general partner fees ..................        27,750        30,375
     Mailing and printing expenses .....................         7,443         8,088
     Administrative fees ...............................        10,230        10,357
     Professional fees .................................         2,405        12,450
                                                           -----------    ----------
          Total expenses ...............................       111,948       158,270
                                                           -----------    ----------
Net investment income (loss) ...........................       (89,067)      100,835
                                                           -----------    ----------
Unrealized appreciation of enhanced yield investments:
     End of period .....................................     2,281,311     3,106,631
     Beginning of period ...............................     2,480,991       726,321
                                                           -----------    ----------

          Increase (decrease) in unrealized appreciation      (199,680)    2,380,310
                                                           -----------    ----------
          Net increase (decrease) in partners' capital
             from operations ...........................   $  (288,747)   $2,481,145
                                                           ===========    ==========

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                 INDEPENDENT
                                                      MANAGING     GENERAL     LIMITED
                                         TOTAL        PARTNER      PARTNER     PARTNERS
                                      -----------   -----------  -----------  ----------
Partners' capital,
   December 31, 1997 ..............   $ 9,233,915    $ 114,888    $ 2,741    $ 9,116,286
                                      -----------    ---------    -------    -----------
Investment activities:
   Investment income ..............        22,881          229          6         22,646
   Expenses .......................       111,948        1,119         31        110,798
                                      -----------    ---------    -------    -----------
      Net investment loss .........       (89,067)        (890)       (25)       (88,152)

Decrease in unrealized appreciation
   of enhanced yield investments ..      (199,680)      (1,997)       (57)      (197,626)
                                      -----------    ---------    -------    -----------
Net decrease in partners' capital .      (288,747)      (2,887)       (82)      (285,778)
                                      -----------    ---------    -------    -----------

Partners' capital,
   June 30, 1998 ..................   $ 8,945,168    $ 112,001    $ 2,659    $ 8,830,508
                                      ===========    =========    =======    ===========

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                 INDEPENDENT
                                                       MANAGING    GENERAL    LIMITED
                                            TOTAL       PARTNER    PARTNER    PARTNERS
                                         ----------   ---------  ---------- -----------
Partners' capital,
   December 31, 1996 .................   $10,011,774   $122,667   $2,952     $ 9,886,155
                                         -----------   --------   ------     -----------
Investment activities:
   Investment income .................       259,105      2,591       74         256,440
   Expenses ..........................       158,270      1,583       45         156,642
                                         -----------   --------   ------     -----------
Net investment income ................       100,835      1,008       29          99,798

Increase in unrealized appreciation of
   enhanced yield investments ........     2,380,310     23,803      675       2,355,832
                                         -----------   --------   ------     -----------
Net increase in partners' capital ....     2,481,145     24,811      704       2,455,630
                                         -----------   --------   ------     -----------
Partners' capital,
   June 30, 1997 .....................   $12,492,919   $147,478   $3,656     $12,341,785
                                         ===========   ========   ======     ===========

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                                                              1998        1997
                                                            --------    --------
Cash flows from operating activities:
     Interest and dividends received ...................   $  70,433    $ 233,148
     Cash paid to management company, general partners
        and suppliers ..................................    (140,682)    (182,370)
                                                           ---------    ---------
        Net cash provided (used) by operating activities     (70,249)      50,778
                                                           ---------    ---------
Cash flows from investing activities:
     Sale of enhanced yield investments ................      33,097         --
     Repayments of enhanced yield investments ..........      49,800       16,600
     Advance to portfolio company ......................     (35,000)        --
                                                           ---------    ---------
        Net cash provided by investing activities ......      47,897       16,600
                                                           ---------    ---------
Net increase (decrease) in cash and cash equivalents ...     (22,352)      67,378

Cash and cash equivalents at beginning of period .......     244,445      240,976
                                                           ---------    ---------
Cash and cash equivalents at end of period .............   $ 222,093    $ 308,354
                                                           =========    =========

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)
                                  (CONTINUED)

                                                                          1998          1997
                                                                       ---------     ----------
Reconciliation of net increase (decrease) in partners' capital from operations to net cash provided (used) by operating activities:

     Net increase (decrease) in partners' capital from operations ..   $(288,747)   $ 2,481,145

Adjustments to reconcile net increase (decrease) in
     partners' capital from operations to net cash provided
     (used) by operating activities:
     Decrease (increase) in unrealized appreciation of
         enhanced yield investments ................................     199,680     (2,380,310)
     Decrease (increase)  in accrued interest receivable ...........      47,552        (25,957)
     Decrease in accounts payable ..................................     (28,734)       (24,100)
                                                                       ---------    -----------
Net cash provided (used) by operating activities ...................   $ (70,249)   $    50,778
                                                                       =========    ===========

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                        SELECTED PER UNIT DATA AND RATIOS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                          1998         1997
                                                                        -------       ------
Investment income ................................................   $     1.84    $    20.83
Expenses .........................................................         9.00         12.72
                                                                     ----------    ----------
Net investment income (loss) .....................................        (7.16)         8.11

Increase (decrease) in unrealized appreciation of
     enhanced yield investments ..................................       (16.06)       191.37
                                                                     ----------    ----------
Net increase (decrease) in partners' capital from operations .....       (23.22)       199.48

Partners' capital, beginning of period ...........................       740.56        803.10
                                                                     ----------    ----------
Partners' capital, end of period .................................   $   717.34    $ 1,002.58
                                                                     ==========    ==========
Ratio of expenses to average partners' capital ...................         1.23%         1.41%

Ratio of net investment income (loss) to average partners' capital        (0.98)%        0.90%

Ratio of net increase in partners' capital  from
     operations to average partners' capital .....................        (3.18)%       22.09%


   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                 JUNE 30, 1998
                                   (UNAUDITED

                                                        DATE OF
PORTFOLIO COMPANY                                  INITIAL INVESTMENT       COST    FAIR VALUE
-----------------                                  ------------------    ---------  ----------
Artegraft, Inc. ..................................    January 1993
  - 12% senior term promissory note ..............                     $   44,921   $   44,921
  - 12% junior term promissory note ..............                        250,000      250,000
  - Warrant to buy up to 1,000 shares of
    common stock at $.01 per share
    through December 31, 2002 ....................                             10       63,325
  - Warrant to buy up to 4,000 shares
    of common stock at $17.50 per share
    through December 31, 2002 ....................                             40      186,675

Drypers Corporation (NASDAQ - DYPR) ..............     July 1991
  - 226,590 shares of common stock ...............                      1,314,413    1,405,874

E-B Holdings, Inc. ...............................   December 1995
  - 12% promissory notes .........................                        580,293      440,293

Garden Ridge Corporation (NASDAQ - GRDG) .........     July 1992
  - 57,376 shares of common stock ................                          6,375    1,078,310

Independent Gas Company Holdings, Inc. ...........   February 1991
  - 16,267 shares of common stock ................                         20,447      500,000
  - 1,281 shares of 9% Series A preferred stock ..                      1,284,530    1,284,530
  - 215 shares of Series C preferred stock .......                        215,000      215,000

MaxTech Holdings, Inc. ...........................     March 1991
  - 59,875 shares of common stock ................                         15,781         --
  - 2,200,000 shares of 10% cumulative
    convertible preferred stock ..................                      1,500,000    2,200,000

Paracelsus Healthcare Corporation (NYSE - PLS)         April 1991
  - 338,249 shares of common stock ...............                      1,181,124    1,025,317
                                                                       ----------   ----------
      Total ......................................                     $6,412,934   $8,694,245
                                                                       ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                         EQUUS CAPITAL PARTNERS, L.P.
                    SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                JUNE 30, 1998
                                 (UNAUDITED)
                                 (CONTINUED)


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

      As defined in the Investment Company Act of 1940, the Partnership is considered to have a controlling interest in Drypers Corporation, E-B Holdings, Inc. and MaxTech Holdings, Inc. The fair value of the Partnership's investments in Drypers Corporation, Garden Ridge Corporation and Paracelsus Healthcare Corporation include discounts from the closing market price of $66,961, $33,350 and $31,711 to reflect the estimated effects of restrictions on the sale of such securities at June 30, 1998. Such discounts total $132,022 or $10.62 per unit. Income was earned in the amount of $227,637 for the six months ended June 30, 1997, on Enhanced Yield Investments of companies in which the Partnership has a controlling interest.

      As defined in the Investment Company Act of 1940, all of the Partnership's investments are in eligible Enhanced Yield Investments. The Partnership provides significant managerial assistance to all of the Portfolio Companies in which it has invested.

   The accompanying notes are an integral part of these financial statements.

                         EQUUS CAPITAL PARTNERS, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1998 AND 1997
                                 (UNAUDITED)


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

      The Partnership has a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. Payment of incentive fees is subject to the payment of $4,837,549 in cumulative accrued priority returns owed to limited partners at June 30, 1998 (See Note 4). The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. Certain officers of the Managing Partner serve as directors of Portfolio Companies, and receive and retain fees in consideration for such service. The Management Company also has management agreements with the Managing Partner and Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

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

(4)   ALLOCATIONS AND DISTRIBUTIONS

      The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $4,837,549 at June 30, 1998, is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized.

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

(5)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest at 4.5% at June 30, 1998.

(6)   ENHANCED YIELD INVESTMENTS

      During the six months ended June 30, 1998 and 1997, the Partnership made no investments.

(7)    ACCOUNTS RECEIVABLE

      The balance in "Accounts receivable" at June 30, 1998, is comprised of a short-term advance to Artegraft, Inc., which is expected to be repaid before year end. The balance in "Accounts receivable" at December 31, 1997, was comprised of $33,097 in escrow payments, which were received in January 1998, related to the sale of the Partnership's investment in Industrial Equipment Rentals, Inc.

(8)   SUBSEQUENT EVENTS

      On August 10, 1998, the Partnership received $165,483 in escrow payments related to the 1997 sale of the Partnership's investment in Industrial Equipment Rentals, Inc. which will be recorded as a realized capital gain.

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

      At June 30, 1998, the Partnership had $6,412,934 (at cost) invested in Enhanced Yield Investments of nine companies, and total partners' capital of $8,945,168.

      At June 30, 1998, the Partnership had $222,093 in cash and temporary cash investments. The Partnership intends to make no new investments. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments.

      Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSES

      Net investment income (loss) after all expenses amounted to $(89,067) and $100,835 for the six months ended June 30, 1998 and 1997, respectively. The Partnership earned $16,754 and $250,784 in income from Enhanced Yield Investments during the six months ended June 30, 1998 and 1997, respectively. The higher income in 1997 was due primarily to the receipt of $161,132 in dividend income from an Enhanced Yield Investment in one company and the higher balance of investments in Enhanced Yield Investments earning current income in 1997 as compared to 1998.

      The Management Company receives a management fee at an annual rate equal to 2.5% of the Available Capital, as defined, which is paid quarterly in arrears. Such fee amounted to $64,120 and $97,000 for the six months ended June 30, 1998 and 1997, respectively. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $4,837,549 at June 30, 1998. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

UNREALIZED GAINS ON ENHANCED YIELD INVESTMENTS

      Unrealized appreciation of Enhanced Yield Investments decreased by $199,680 during the six months ended June 30, 1998. Such net decrease resulted from an increase of $882,346 in the estimated fair value of Enhanced Yield Investments of three companies and a decrease of $1,082,026 in the estimated fair value of Enhanced Yield Investments of two companies.

      Unrealized appreciation of Enhanced Yield Investments increased by $2,380,310 during the six months ended June 30, 1997. Such net decrease resulted from an increase in the estimated fair value of Enhanced Yield Investments of four companies.

DISTRIBUTIONS

      The Partnership made no cash distributions during the six months ended June 30, 1998 and 1997. Cumulative cash distributions to limited partners from inception to June 30, 1998, were $3,643,047, or $300.53 per weighted average number of Units outstanding.

ENHANCED YIELD INVESTMENTS

      The Partnership made no investments during the six months ended June 30, 1998 and 1997.

      Of the companies in which the Partnership has investments at June 30, 1998, only Drypers Corporation, Garden Ridge Corporation and Paracelsus Healthcare Corporation are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

YEAR 2000

      Many computer software systems in use today cannot properly process date-related information from and after January 1, 2000. Should any of the computer systems employed by the Management Company, any of the Partnership's other major service providers, or companies in which the Partnership has an investment, fail to process this type of information properly, that could have a negative impact on the Partnership's operations and the services provided to the limited partners of the Partnership. The Management Company is reviewing all of their own computer systems with the goal of modifying or replacing such systems to the extent necessary to prepare for the Year 2000. In addition, the Partnership is in the process of inquiring of its major service providers as well its portfolio companies to determine if they are in the process of reviewing their systems with the same goals. Such assessment is expected to be complete prior to the end of the year. It is anticipated that the Partnership will incur no material expenses related to the Year 2000 issues.

SUBSEQUENT EVENTS

      On August 10, 1998, the Partnership received $165,483 in escrow payments related to the 1997 sale of the Partnership's investment in Industrial Equipment Rentals, Inc. which will be recorded as a realized capital gain.

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


Date  August 12, 1998               EQUUS CAPITAL PARTNERS, L.P.
                                    By:  Equus Capital Corporation
                                         Managing General Partner


                                    /s/ NOLAN LEHMANN
                                    Nolan Lehmann
                                    President and Principal Financial
                                    and Accounting Officer