Form 10-Q
period 1998-09-30
EQUUS CAPITAL PARTNERS LP
filed 1998-11-13
CIK 843626

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

 X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE  SECURITIES
----  EXCHANGE ACT OF 1934


For the fiscal period ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

As of September 30, 1998, 12,187 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at September 30, 1998 was $454.30. There is no established market for such Units.

                  Documents incorporated by reference: None.

                          EQUUS CAPITAL PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                      INDEX


                                                                            PAGE
PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Statements of Assets, Liabilities and Partners' Capital

               - September 30, 1998 and December 31, 1997....................1

               Statements of Operations

               - For the three months ended September 30, 1998 and 1997......2
               - For the nine months ended September 30, 1998 and 1997.......3

               Statements of Changes in Partners' Capital

               - For the nine months ended September 30, 1998................4
               - For the nine months ended September 30, 1997................5

               Statements of Cash Flows

               - For the nine months ended September 30, 1998 and 1997.......6

               Selected Per Unit Data and Ratios

               - For the nine months ended September 30, 1998 and 1997.......8

               Schedule of Enhanced Yield Investments

               - September 30, 1998..........................................9

               Notes to Financial Statements................................11

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................14

PART II.       OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K.............................15

SIGNATURE   ................................................................16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EQUUS CAPITAL PARTNERS, L.P.
           STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                                                                  1998         1997
                                                                  ----         ----
ASSETS

Enhanced yield investments, at fair value
     (cost of $4,868,057 and $6,462,734, respectively) ....   $4,942,014   $8,943,725
Temporary cash investments, at cost which
     approximates fair value ..............................      480,196      243,365
Cash ......................................................        3,726        1,080
Accounts receivable .......................................      240,000       33,097
Accrued interest receivable ...............................       10,830       59,382
                                                              ----------   ----------
          Total assets ....................................   $5,676,766   $9,280,649
                                                              ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable .....................................   $    3,300   $   46,734
                                                              ----------   ----------

          Total liabilities ...............................        3,300       46,734
                                                              ----------   ----------

Commitments and contingencies

Partners' capital:
     Managing partner .....................................       79,284      114,888
     Independent general partners .........................        1,744        2,741
     Limited partners (12,310 Units issued and outstanding)    5,592,438    9,116,286
                                                              ----------   ----------

          Total partners' capital .........................    5,673,466    9,233,915
                                                              ----------   ----------

          Total liabilities and partners' capital .........   $5,676,766   $9,280,649
                                                              ==========   ==========

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                               1998           1997
                                                               ----           ----
Investment income:

     Income from enhanced yield investments ..........   $     7,279    $     4,397
     Interest from temporary cash investments ........         6,526          8,904
                                                         -----------    -----------
          Total investment income ....................        13,805         13,301
                                                         -----------    -----------

Expenses:

     Management fee ..................................        22,139         43,640
     Independent general partner fees ................        14,625         13,889
     Mailing and printing expenses ...................          (271)         6,185
     Administrative fees .............................         5,115          5,179
     Professional fees ...............................         2,032          2,057
                                                         -----------    -----------

          Total expenses .............................        43,640         70,950
                                                         -----------    -----------

Net investment loss ..................................       (29,835)       (57,649)
                                                         -----------    -----------

Realized gain on sale of enhanced yield investment ...     2,696,846      1,652,394

Unrealized appreciation of enhanced yield investments:
     End of period ...................................        73,957      2,458,312
     Beginning of period .............................     2,281,311      3,106,631
                                                         -----------    -----------

          Decrease in unrealized appreciation ........    (2,207,354)      (648,319)
                                                         -----------    -----------

          Net increase in partners' capital
             from operations .........................   $   459,657    $   946,426
                                                         ===========    ===========

                         The accompanying notes are an
                  integral part of these financial statements.

                         EQUUS CAPITAL PARTNERS, L.P.
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (UNAUDITED)

                                                                 1998          1997
                                                                 ----          ----
Investment income:

     Income from enhanced yield investments ............   $    24,033    $   255,181
     Interest from temporary cash investments ..........        12,653         17,225
                                                           -----------    -----------
          Total investment income ......................        36,686        272,406
                                                           -----------    -----------

Expenses:

     Management fee ....................................        86,259        140,640
     Independent general partner fees ..................        42,375         44,264
     Mailing and printing expenses .....................         7,172         14,272
     Administrative fees ...............................        15,345         15,536
     Professional fees .................................         4,437         14,508
                                                           -----------    -----------

          Total expenses ...............................       155,588        229,220
                                                           -----------    -----------

Net investment income (loss) ...........................      (118,902)        43,186
                                                           -----------    -----------

Realized gain on sale of enhanced yield investment .....     2,696,846      1,652,394
                                                           -----------    -----------

Unrealized appreciation of enhanced yield investments:
     End of period .....................................        73,957      2,458,312
     Beginning of period ...............................     2,480,991        726,321
                                                           -----------    -----------

          Increase (decrease) in unrealized appreciation    (2,407,034)     1,731,991
                                                           -----------    -----------
          Net increase in partners' capital
             from operations ...........................   $   170,910    $ 3,427,571
                                                           ===========    ===========

                         The accompanying notes are an
                  integral part of these financial statements.

                         EQUUS CAPITAL PARTNERS, L.P.
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (UNAUDITED)

                                                                     INDEPENDENT
                                                         MANAGING      GENERAL       LIMITED
                                          TOTAL          PARTNER       PARTNERS      PARTNERS
                                          -----          -------       --------      --------
Partners' capital,
   December 31, 1997 ..............   $ 9,233,915    $   114,888    $     2,741    $ 9,116,286
                                      -----------    -----------    -----------    -----------
Investment activities:
   Investment income ..............        36,686            367             10         36,309
   Expenses .......................       155,588          1,556             44        153,988
                                      -----------    -----------    -----------    -----------

      Net investment loss .........      (118,902)        (1,189)           (34)      (117,679)

Realized gain on sale of
   enhanced yield investment ......     2,696,846         26,969            765      2,669,112

Decrease in unrealized appreciation
   of enhanced yield investments ..    (2,407,034)       (24,070)          (683)    (2,382,281)

Distribution to partners ..........    (3,731,359)       (37,314)        (1,045)    (3,693,000)
                                      -----------    -----------    -----------    -----------

Net decrease in partners' capital .    (3,560,449)       (35,604)          (998)    (3,523,847)
                                      -----------    -----------    -----------    -----------

Partners' capital,
   September 30, 1998 .............   $ 5,673,466    $    79,284    $     1,744    $ 5,592,439
                                      ===========    ===========    ===========    ===========

                        The accompanying notes are in an
                  integral part of these financial statements.

                         EQUUS CAPITAL PARTNERS, L.P.
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (UNAUDITED)

                                                                          INDEPENDENT
                                                           MANAGING         GENERAL      LIMITED
                                           TOTAL           PARTNER         PARTNERS      PARTNERS
                                           -----           -------         --------      --------
Partners' capital,
   December 31, 1996 ..............   $ 10,011,774    $    122,667    $      2,952    $  9,886,155
                                      ------------    ------------    ------------    ------------
Investment activities:
   Investment income ..............        272,406           2,724              77         269,605
   Expenses .......................        229,220           2,292              65         226,863
                                      ------------    ------------    ------------    ------------

Net investment income .............         43,186             432              12          42,742

Realized gain on sale of
   enhanced yield investment ......      1,652,394          16,524             469       1,635,401

Increase in unrealized appreciation
   of enhanced yield investments ..      1,731,991          17,320             491       1,714,180

Distributions to partners .........     (2,487,572)        (24,876)           (696)     (2,462,000)
                                      ------------    ------------    ------------    ------------

Net increase in partners' capital .        939,999           9,400             276         930,323
                                      ------------    ------------    ------------    ------------

Partners' capital,
   September 30, 1997 .............   $ 10,951,773    $    132,067    $      3,228    $ 10,816,478
                                      ============    ============    ============    ============

                        The accompanying notes are in an
                  integral part of these financial statements.

                         EQUUS CAPITAL PARTNERS, L.P.
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (UNAUDITED)

                                                                 1998          1997
                                                                 ----          ----
Cash flows from operating activities:
     Interest and dividends received ...................   $    85,238    $   284,730
     Cash paid to management company, general partners
        and suppliers ..................................      (199,022)      (261,820)
                                                           -----------    -----------
        Net cash provided (used) by operating activities      (113,784)        22,910
                                                           -----------    -----------

Cash flows from investing activities:
     Sale of enhanced yield investments ................     4,249,920           --
     Sale and redemption of enhanced yield investments .          --        1,921,806
     Repayments of enhanced yield investments ..........        74,700        588,689
     Advance to portfolio company ......................      (240,000)          --
                                                           -----------    -----------

        Net cash provided by investing activities ......     4,084,620      2,510,495
                                                           -----------    -----------

Cash flows from financing activities:
     Distributions to partners .........................    (3,731,359)    (2,487,572)
                                                           -----------    -----------

     Net cash used by financing activities .............    (3,731,359)    (2,487,572)
                                                           -----------    -----------

Net increase in cash and cash equivalents ..............       239,477         45,833

Cash and cash equivalents at beginning of period .......       244,445        240,976
                                                           -----------    -----------

Cash and cash equivalents at end of period .............   $   483,922    $   286,809
                                                           ===========    ===========

                         The accompanying notes are an
                  integral part of these financial statements.

                         EQUUS CAPITAL PARTNERS, L.P.
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (UNAUDITED)
                                 (CONTINUED)

                                                                   1998          1997
                                                                   ----          ----
Reconciliation of net increase in partners' capital from
     operations to net cash provided (used) by operating
     activities:

     Net increase in partners' capital from operations ....   $   170,910    $ 3,427,571

Adjustments to reconcile net increase (decrease) in
     partners' capital from operations to net cash provided
     (used) by operating activities:
     Realized gain on sale of enhanced yield investment ...    (2,696,846)    (1,652,394)
     Decrease in unrealized appreciation of
         enhanced yield investments .......................     2,407,034     (1,731,991)
     Decrease in accrued interest receivable ..............        48,552         12,324
     Decrease in accounts payable .........................       (43,434)       (32,600)
                                                              -----------    -----------
Net cash provided (used) by operating activities ..........   $  (113,784)   $    22,910
                                                              ===========    ===========

                         The accompanying notes are an
                  integral part of these financial statements.

                         EQUUS CAPITAL PARTNERS, L.P.
                      SELECTED PER UNIT DATA AND RATIOS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (UNAUDITED)

                                                                        1998       1997
                                                                        ----       ----
Investment income ................................................   $  2.95     $ 21.90
Expenses .........................................................     12.51       18.43
                                                                     ---------  --------
Net investment income (loss) .....................................     (9.56)       3.47

Realized gain on sale of enhanced yield investment ...............    216.82      132.85

Increase (decrease) in unrealized appreciation of
     enhanced yield investments ..................................   (193.52)     139.25
                                                                     ---------  --------

Net increase in partners' capital from operations ................     13.74      275.57

Distributions to partners ........................................   (300.00)    (200.00)
                                                                     ---------  --------
Net increase (decrease) in partners' capital .....................   (286.26)      75.57

Partners' capital, beginning of period ...........................    740.56      803.10
                                                                     ---------  --------
Partners' capital, end of period .................................   $454.30     $878.67
                                                                     =========  ========
Ratio of expenses to average partners' capital ...................      2.09%       2.19%

Ratio of net investment income (loss) to average partners' capital     (1.60)%      0.41%

Ratio of net increase in partners' capital  from
     operations to average partners' capital .....................      2.29%      32.77%

                         The accompanying notes are an
                  integral part of these financial statements.

                         EQUUS CAPITAL PARTNERS, L.P.
                    SCHEDULE OF ENHANCED YIELD INVESTMENTS
                              SEPTEMBER 30, 1998
                                 (UNAUDITED)

                                                              Date Of
Portfolio Company                                         Initial Investment        Cost                 Fair Value
-----------------                                         ------------------        ----                 ----------
Artegraft, Inc.                                              January 1993
  -  12% senior term promissory note                                               $ 20,021              $ 20,021
  -  12% junior term promissory note                                                250,000               250,000
  -  Warrant to buy up to 1,000 shares of
     common stock at $.01 per share
     through December 31, 2002                                                           10                63,325
  -  Warrant to buy up to 4,000 shares
     of common stock at $17.50 per share
     through December 31, 2002                                                           40               186,675

Drypers Corporation (NASDAQ - DYPR)                           July 1991
  -  226,590 shares of common stock                                               1,314,413               656,611

E-B Holdings, Inc.                                          December 1995
  -  12% promissory notes                                                           580,293               440,293

Garden Ridge Corporation (NASDAQ - GRDG)                      July 1992
  -  57,376 shares of common stock                                                    6,375               427,873

MaxTech Holdings, Inc.                                        March 1991
  -  59,875 shares of common stock                                                   15,781                     -
  -  2,200,000 shares of 10% cumulative
     convertible preferred stock                                                  1,500,000             2,200,000

Paracelsus Healthcare Corporation (NYSE - PLS)                April 1991
  -  338,249 shares of common stock                                               1,181,124               697,216
                                                                                -----------           -----------
      Total                                                                     $ 4,868,057           $ 4,942,014
                                                                                ===========           ===========


                         The accompanying notes are an
                  integral part of these financial statements.

                         EQUUS CAPITAL PARTNERS, L.P.
                    SCHEDULE OF ENHANCED YIELD INVESTMENTS
                              SEPTEMBER 30, 1998
                                 (UNAUDITED)
                                 (CONTINUED)

      Substantially all of the Partnership's Enhanced Yield Investments are restricted from public sale without prior registration under the Securities Act of 1933. The Partnership negotiates certain aspects of the method and timing of the disposition of the Partnership's Enhanced Yield Investments in each Portfolio Company, including registration rights and related costs. In connection with the investments in E-B Holdings, Inc. and MaxTech Holdings, Inc. rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Partnership does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

      As defined in the Investment Company Act of 1940, the Partnership is considered to have a controlling interest in Drypers Corporation, E-B Holdings, Inc. and MaxTech Holdings, Inc. The fair value of the Partnership's investments in Drypers Corporation, Garden Ridge Corporation and Paracelsus Healthcare Corporation include discounts from the closing market price of $23,159, $13,233 and $21,563 to reflect the estimated effects of restrictions on the sale of such securities at September 30, 1998. Such discounts total $57,955 or $4.66 per unit. Income was earned in the amount of $221,233 for the nine months ended September 30, 1997, on Enhanced Yield Investments of companies in which the Partnership has a controlling interest.

      As defined in the Investment Company Act of 1940, all of the Partnership's investments are in eligible Enhanced Yield Investments. The Partnership provides significant managerial assistance to all of the Portfolio Companies in which it has invested, except Garden Ridge Corporation.

                         The accompanying notes are an
                  integral part of these financial statements.

                         EQUUS CAPITAL PARTNERS, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 AND 1997
                                 (UNAUDITED)


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

      The Partnership has a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. Payment of incentive fees is subject to the payment of $2,853,726 in cumulative accrued priority returns owed to limited partners at September 30, 1998 (See Note 4). The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. Certain officers of the Managing Partner serve as directors of Portfolio Companies, and may receive and retain fees and stock options in consideration for such service. The Management Company also has management agreements with Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

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

(4)   ALLOCATIONS AND DISTRIBUTIONS

      The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital are shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $2,853,726 at September 30, 1998, is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized.

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

      The Partnership made cash distributions of $3,731,359 and $2,487,572, including $300 and $200 per Unit to limited partners, during the nine months ended September 30, 1998 and 1997, respectively. Cumulative cash distributions to limited partners from inception to September 30, 1998, were $7,336,047, or $600.53 per weighted average number of Units outstanding.

(5)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest at 4.5% at September 30, 1998.

(6)   ENHANCED YIELD INVESTMENTS

      The Partnership has made no investments since January 1,1997.

      On September 14, 1998, the partnership sold its investment in Independent Gas Company Holdings, Inc. for $4,051,340 realizing a capital gain of $2,531,363. In addition, the partnership realized a capital gain in 1998 due to the receipt of additional compensation of $165,483 related to the 1997 sale of the enhanced yield investment in Industrial Equipment Rentals, Inc.

(7)    ACCOUNTS RECEIVABLE

      The balance in "Accounts receivable" at September 30, 1998, is comprised of a short-term advance to Artegraft, Inc., which is expected to be repaid before year end. The balance in "Accounts receivable" at December 31, 1997, was comprised of $33,097 in escrow payments, which were received in January 1998, related to the sale of the Partnership's investment in Industrial Equipment Rentals, Inc.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

      At September 30, 1998, the Partnership had $4,868,057 (at cost) invested in Enhanced Yield Investments of six companies, and total partners' capital of $5,673,466.

      At September 30, 1998, the Partnership had $483,922 in cash and temporary cash investments. The Partnership intends to make no new investments. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments.

      Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSES

      Net investment income (loss) after all expenses amounted to $(118,902) and $43,186 for the nine months ended September 30, 1998 and 1997, respectively. The Partnership earned $24,033 and $255,181 in income from Enhanced Yield Investments during the nine months ended September 30, 1998 and 1997, respectively. The higher income in 1997 was due primarily to the receipt of $161,132 in dividend income from an Enhanced Yield Investment in one company and the higher balance of investments in Enhanced Yield Investments earning current income in 1997 as compared to 1998.

      The Management Company receives a management fee at an annual rate equal to 2.5% of the Available Capital, as defined, which is paid quarterly in arrears. Such fee amounted to $86,259 and $140,640 for the nine months ended September 30, 1998 and 1997, respectively. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $2,853,726 at September 30, 1998. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

REALIZED GAINS ON SALE OF ENHANCED YIELD INVESTMENTS

      On September 14, 1998, the Partnership sold its investment in Independent Gas Company Holdings, Inc. for $4,051,340, realizing a capital gain of $2,531,363. In addition, the partnership realized a capital gain in 1998 due to the receipt of additional compensation of $165,483 related to the 1997 sale of the enhanced yield investment in Industrial Equipment Rentals, Inc.

UNREALIZED GAINS ON ENHANCED YIELD INVESTMENTS

      Unrealized appreciation of Enhanced Yield Investments decreased by $2,407,034 during the nine months ended September 30, 1998, due to the decrease in the estimated fair value of Enhanced Yield Investments of four companies.

      Unrealized appreciation of Enhanced Yield Investments increased by $1,731,991 during the nine months ended September 30, 1997. Such net increase resulted from an increase in the estimated fair value of Enhanced Yield Investments of four companies.

DISTRIBUTIONS

      The Partnership made cash distributions of $3,731,359 and $2,487,572, including $300 and $200 per Unit to limited partners, during the nine months ended September 30, 1998 and 1997, respectively. Cumulative cash distributions to limited partners from inception to September 30, 1998, were $7,336,047, or $600.53 per weighted average number of Units outstanding.

ENHANCED YIELD INVESTMENTS

      The Partnership has made no investments since January 1,1997.

      Of the companies in which the Partnership has investments at September 30, 1998, only Drypers Corporation, Garden Ridge Corporation and Paracelsus Healthcare Corporation are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

YEAR 2000

      Many computer software systems in use today cannot properly process date-related information from and after January 1, 2000. Should any of the computer systems employed by the Management Company, any of the Partnership's other major service providers, or companies in which the Partnership has an investment, fail to process this type of information properly, that could have a negative impact on the Partnership's operations and the services provided to the Partnership's stockholders. The Management Company is reviewing all of their own computer systems with the goal of modifying or replacing such systems to the extent necessary to prepare for the Year 2000. In addition, the Partnership is in the process of inquiring of its major service providers as well its portfolio companies to determine if they are in the process of reviewing their systems with the same goals. Such assessment is expected to be completed prior to the end of the year. It is anticipated that the Partnership will incur no material expenses related to the Year 2000 issues.

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

Date  November 11, 1998             EQUUS CAPITAL PARTNERS, L.P.
                                    By: Equus Capital Corporation
                                        Managing General Partner


                                    /s/ NOLAN LEHMANN
                                        Nolan Lehmann
                                        President and Principal Financial
                                        and Accounting Officer