Form 10-K405
period 1998-12-31
EQUUS CAPITAL PARTNERS LP
filed 1999-02-25
CIK 843626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal period ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this 10-K. [ X ]

As of December 31, 1998, 12,187 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at December 31, 1998 was $448.01. There is no established market for such Units.

                  Documents incorporated by reference:  None.

                                TABLE OF CONTENTS


PART I                                                                     PAGE

      Item  1.    Business...................................................1
      Item  2.    Properties................................................10
      Item  3.    Legal Proceedings.........................................10
      Item  4.    Submission of Matters to a Vote of Security
                     Holders................................................10

PART II

      Item  5.    Market for the Registrant's Units
                     and Related Unitholder Matters.........................10
      Item  6.    Selected Financial Data...................................11
      Item  7.    Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations...........................................12
      Item 7A.    Quantitative and Qualitative Disclosure About Market
                       Risk.................................................14
      Item  8.    Financial Statements and Supplementary
                     Data...................................................15
      Item  9.    Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure....................30

PART III

      Item 10.    Directors and Executive Officers of
                     the Registrant.........................................30
      Item 11.    Executive Compensation....................................34
      Item 12.    Security Ownership of Certain
                     Beneficial Owners and Management.......................37
      Item 13.    Certain Relationships and Related
                     Transactions...........................................38

PART IV

      Item 14.    Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K................................38

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

      Equus Capital Corporation, a Delaware corporation (the "Managing Partner"), is the managing general partner of the Partnership and is responsible for approving the Partnership's investments, arranging additional financing for companies in which the Partnership invests ("Portfolio Companies") and providing management assistance to Portfolio Companies.

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

CURRENT PORTFOLIO COMPANIES

      The following is a description of the Partnership investments as of December 31, 1998:

      ARTEGRAFT, INC.

      Artegraft, Inc. ("Artegraft"), Morristown, New Jersey, manufactures and distributes a specialty surgical product line consisting of bovine vascular prostheses used in hemodialysis and other healthcare procedures. At December 31, 1998, the Partnership's investment in Artegraft, valued at $500,000, with a cost of $250,050, consisted of $250,000 in a 12% junior term promissory note and warrants to buy up to 1,000 and 4,000 shares of common stock for $0.01 and $17.50 per share, respectively. The Partnership's investment represents a 24% fully-diluted equity interest in Artegraft. Mr. Forbes, a Vice President of the Managing Partner and Management Company, serves as a director of Artegraft.

      DRYPERS CORPORATION (NASDAQ: DYPR)

      Drypers Corporation ("Drypers"), Houston, Texas, manufactures and markets disposable baby diapers and other consumer products under the trade name Drypers(R). Drypers is believed to be the third leading branded diaper manufacturer in the United States, and has manufacturing facilities in Marion, Ohio; Vancouver, Washington; Buenos Aires, Argentina; Guadalajara, Mexico; Sao Paulo, Brazil; Puerto Rico and Malaysia. The December 31, 1998 closing price of Drypers' common stock on the NASDAQ National Market was $3.25 per share. At December 31, 1998, the Partnership's investment in Drypers, valued at $713,887 with a cost of $1,314,413, consisted of 226,590 shares of common stock. The stock was valued at a discounted average price of $3.15 per share due to restrictions on the Partnership's ability to sell such stock. This discount results in an aggregate reduction in value from the market price on such date of $22,530. The Partnership's investment represents an approximate 1% fully-diluted equity interest in Drypers. Mr. Lehmann, the President of the Managing Partner and Management Company, and Mr. Forbes serve as directors of Drypers.

      E-B HOLDINGS, INC.

      E-B Holdings, Inc. ("E-B"), Houston, Texas, owns interests in two restaurants in the Houston area. At December 31, 1998, the Partnership's investment in E-B, valued at $440,293 with a cost of $580,293, consisted of 12% promissory notes. The Partnership's investment represents no equity interest in E-B. Mr. Forbes serves on E-B's Board of Directors.

      GARDEN RIDGE CORPORATION (NASDAQ: GRDG)

      Garden Ridge Corporation ("GRDG"), Houston, Texas, is a specialty retailer of crafts and home decorative items. GRDG operates 27 megastores in 12 states and is continuing its expansion into other areas of the United States. The December 31, 1998 closing price of GRDG on the NASDAQ National Market was $9.063 per share. At December 31, 1998, the Partnership's investment in GRDG, valued at $504,399 with a cost of $6,375, consisted of 57,376 shares of common stock. The stock was valued at a discounted average price of $8.79 per share due to restrictions on the Partnership's ability to sell such stock. The discount results in an aggregate reduction in value from the market price on such date of $15,600. The Partnership's investment represents less than 1% of the fully-diluted equity interest in GRDG.

      MAXTECH HOLDINGS, INC.

      MaxTech Holdings, Inc. ("MaxTech"), Dallas, Texas, provides environmental and engineering consulting services and has approximately 45 offices throughout the United States. At December 31, 1998, the Partnership's investment in MaxTech, valued at $2,200,000 with a cost of $1,515,781, consisted of 59,875 shares of common stock and 2,200,000 shares of 10% cumulative convertible preferred stock. The Partnership's investment represents an approximate 33% fully-diluted equity interest in MaxTech. Mr. Forbes serves on the Board of Directors of MaxTech.

      PARACELSUS HEALTHCARE CORPORATION (NYSE: PLS)

      Paracelsus Healthcare Corporation ("PLS"), Houston, Texas, owns or operates, directly or through hospital partnerships, 17 hospitals and four skilled nursing facilities in nine states. The December 31, 1998 closing price of PLS's common stock on the New York Stock Exchange was $1.563 per share. At December 31, 1998, the Partnership's investment in PLS, valued at $512,823 with a cost of $1,181,124, consisted of 338,249 shares of common stock. The common stock of PLS was valued at a discounted average of $1.52 per share due to restrictions on the Partnership's ability to sell such stock. The discount results in an aggregate reduction in value from the market price on such date of approximately $15,860. The Partnership's investment in PLS represents less than 1% of the fully-diluted equity interest in PLS. Mr. Lehmann serves on PLS's Board of Directors.

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

      INDEPENDENT GAS COMPANY HOLDINGS, INC.

      Independent Gas Company Holdings, Inc. ("IGC"), Canute, Oklahoma, acquires and manages established propane gas distributors, primarily serving rural Texas and Oklahoma markets. The Partnership's investment in IGC was valued at the original cost of $1,519,977 and consisted of 16,267 shares of common stock, 1,281 shares of 9% Series A preferred stock and 215 shares of Series C preferred stock. On September 14, 1998, the Partnership sold its investment in IGC for $4,051,340, realizing a capital gain of $2,531,363.

      INDUSTRIAL EQUIPMENT RENTALS, INC.

      Industrial Equipment Rentals, Inc. ("IER"), Houma, Louisiana, rents industrial equipment from locations in Texas, Louisiana, Alabama and Mississippi, primarily to refineries, petrochemical plants and oil and gas operations along the Gulf Coast corridor. The Partnership's investment in IER, with a cost of $808,300, consisted of 91,115 shares of common stock, 2,685 shares of 6% cumulative junior preferred stock and $538,889 in a 12% subordinated debenture. On August 1, 1997, the Partnership sold its investment in IER for $2,493,791 realizing a capital gain of $1,685,491. In addition, during 1998, the Partnership received an additional $210,049 in proceeds from the sale, which had been previously deposited into an escrow account, and recognized the amount as a realized capital gain.

      MEDIFIT OF AMERICA, INC.

      Medifit of America, Inc. ("Medifit"), Teaneck, New Jersey, provided comprehensive outpatient rehabilitation services from over 15 facilities in six states. Medifit sold the majority of its assets. The Partnership's investment in Medifit had a cost of $1,000,163, and consisted of 190,476 shares of Series D preferred stock and warrants to buy 9,054 and 76,379 shares of common stock for $3.75 and $0.01 per share, respectively. On December 21, 1997, the Partnership sold its investment in Medifit for $10 realizing a capital loss of $1,000,153.

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

FOLLOW-ON INVESTMENTS

      Following its initial investment in a Portfolio Company, the Partnership may be requested to make additional or follow-on investments ("Follow-on Investments") in the Portfolio Company. Follow-on Investments may be made to take advantage of warrants or other preferential rights granted to the Partnership or otherwise to increase the Partnership's position in a successful or promising Portfolio Company. The Partnership may also be called upon to provide additional equity or mezzanine financing needed by a Portfolio Company to fully implement its business plans, to develop a new line of business or to recover from unexpected business problems. The Partnership may borrow an amount up to 20% of its partners' capital to make Follow-on Investments in Portfolio Companies. In addition, the Partnership may reinvest cash receipts and proceeds from the disposition of Enhanced Yield Investments in Follow-on Investments.

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

VALUATION

      On a quarterly basis the Managing Partner performs a valuation of the assets and portfolio investments held by the Partnership, subject to the approval of the Independent General Partners. Valuations of portfolio securities are performed in accordance with generally accepted accounting principles and the financial reporting policies of the SEC. The applicable methods prescribed by such principles and policies are described below.

      The fair value of investments for which no market exists (including most Enhanced Yield Investments) is determined on the basis of procedures established in good faith by the Managing Partner and approved quarterly by the Independent General Partners. As a general principle, the current fair value of an investment being valued by the General Partners is the amount which the Partnership might reasonably expect to receive for it upon its current sale. There is a range of values that is reasonable for such investments at any particular time. Generally, cost is the primary factor used to determine fair value until significant developments affecting the Portfolio Company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation.

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

      As a result of borrowing money, the Partnership may be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage, even on a short-term basis, could have the effect of magnifying increases or decreases in the Partnership's net asset value. While the "spread" between the current yield on the Partnership's investments and the cost of any loan would augment the partners' return from the Partnership, if the spread narrows (because of an increase in the cost of debt or insufficient income on the Partnership's investments), distributions to the partners would be adversely affected. If the spread were reversed, the Partnership might be unable to meet its obligations to its lenders, which might then seek to cause the Partnership to liquidate some or all of its investments. There can be no assurance that the Partnership would realize full value for its investments or recoup all of its capital if its portfolio investments were involuntarily liquidated.

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

      The Partnership did not borrow any funds in 1997 or 1998.

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

      Valuation of Investments - Enhanced Yield Investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of partners' capital. Investments in companies whose securities are publicly-traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities, if applicable. Cost is used to approximate fair value until significant developments affecting an Enhanced Yield Investment provide a basis for use of an appraisal valuation. Thereafter, Enhanced Yield Investments are carried at appraised values as determined quarterly by the Managing Partner, subject to the approval of the Independent General Partners. The fair values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial condition of the issuer. Because of the inherent uncertainty of the valuation of Enhanced Yield Investments which do not have readily ascertainable market values, the Managing Partner's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for such investments. See "Valuation".

REGULATION

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

      No matters were submitted to a vote of security holders during the fourth quarter of 1998.

ITEM 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS.

      There is no established public trading market for the Partnership's Units. The Partnership had 1,341 limited partners at December 31, 1998, and made cash distributions of $3,693,000, $2,462,000 and $307,750 to limited partners during 1998, 1997 and 1996, respectively. The amounts distributed to limited partners were $300, $200 and $25 per Unit in 1998, 1997 and 1996, respectively.

ITEM 6. SELECTED FINANCIAL DATA.

      Following is a summary of selected financial data of the Partnership for the five years ended December 31, 1998.

                                              1998            1997            1996            1995            1994
                                          ------------    ------------    ------------    ------------    ------------
Investment income .....................   $     62,301    $    296,812    $    172,416    $    340,077    $    118,642

Net investment loss ...................   $   (191,167)   $    (45,796)   $   (198,486)   $   (131,580)   $   (100,715)

Realized gain (loss) on sales
  of enhanced yield investments, net ..   $  2,741,412    $        839    $  1,041,510    $   (586,826)   $       --

Increase (decrease) in
  unrealized appreciation
  of enhanced yield investments, net ..   $ (2,457,625)   $  1,754,670    $ (3,607,120)   $  3,173,151    $   (905,491)

Net increase (decrease) in
  partners' capital from
  operations ..........................   $     92,620    $  1,709,713    $ (2,764,096)   $  2,454,745    $ (1,006,206)

Distributions to partners .............   $  3,731,359    $  2,487,572    $    310,947    $       --      $       --

Total assets ..........................   $  5,645,576    $  9,280,649    $ 10,054,874    $ 13,572,950    $ 11,976,122

Partners' capital, end of year ........   $  5,595,176    $  9,233,915    $ 10,011,774    $ 13,086,817    $ 10,632,072

Cost of enhanced yield
   investments made during year .......   $       --      $      5,413    $    100,236    $    561,044    $  2,012,183

Net cash used by
  operating activities ................   $   (128,119)   $    (29,230)   $   (254,581)   $   (222,266)   $   (256,155)

Per Unit of limited partners' interest:

Net investment loss ...................   $     (15.37)   $      (3.68)   $     (15.96)   $     (10.58)   $      (8.10)

Realized gain (loss) on
   sales of enhanced
   yield investments, net .............   $     220.41    $       0.07    $      83.74    $     (47.18)   $       --

Increase (decrease) in
   unrealized appreciation
   of enhanced yield
   investments, net ...................   $    (197.59)   $     141.07    $    (290.01)   $     255.12    $     (72.20)

Distributions to partners .............   $     300.00    $     200.00    $      25.00    $       --      $       --

Partners' capital, end of year ........   $     448.01    $     740.56    $     803.10    $   1,050.33    $     852.97

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership's total contributed capital was $12,435,691, consisting of $12,307,375 (net of $2,625 in selling commission discounts on sales to affiliates) for 12,310 units of limited partners' interests ("Units") from 1,428 limited partners, $125,316 from the Managing Partner and $3,000 from the Independent General Partners. Net proceeds to the Partnership, after payment of selling commissions and wholesale marketing assistance fees of $1,228,375 and payment of $615,500 as reimbursement of offering costs, were $10,591,816.

      At December 31, 1998, the Partnership had $4,848,036 (at cost) invested in Enhanced Yield Investments of six companies.

      At December 31, 1998, the Partnership had $339,608 in cash and temporary cash investments. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments.

      Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

RESULTS OF OPERATIONS

INVESTMENT LOSS AND EXPENSES

      Net investment loss after all expenses amounted to $191,167, $45,796 and $198,486 for the years ended December 31, 1998, 1997 and 1996, respectively. Interest income from temporary cash investments was $18,127, $22,062 and $19,774 for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in 1997 as compared to 1998 and 1996 was due to the increase in the amounts available for temporary cash investments resulting from proceeds received by the Partnership from the sale of Enhanced Yield Investments. The Partnership earned $44,174, $274,750 and $152,642 in income from Enhanced Yield Investments during the years ended December 31, 1998, 1997 and 1996, respectively. The higher balance in 1997 as compared to 1998 and 1996 was primarily due to one Portfolio Company which paid dividends of $161,132 on preferred stock held by the Partnership in 1997 but did not declare or pay dividends in 1998 or 1996, and interest income of $37,722 that the Partnership had earned in 1997 from an Enhanced Yield Investment which was sold in 1998.

      The Management Company receives a management fee equal to 2.5% of the Available Capital, as defined. Such fee amounted to $108,210, $177,669 and $196,844 for the years ended December 31, 1998, 1997 and 1996, respectively. The steady decrease in management fees is due to the decrease in Available Capital for each respective year. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $3,003,962 and $4,446,006 at December 31, 1998 and 1997, respectively. Based on current valuations of Enhanced Yield Investments, the Management Company would not receive any incentive fee upon the sale of the Partnership investments. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

REALIZED GAIN OR LOSS ON ENHANCED YIELD INVESTMENTS

      During 1998, the Partnership realized a capital gain of $2,741,412. On September 14, 1998, the Partnership sold its investment in Independent Gas Company Holdings, Inc. for $4,051,340, realizing a capital gain of $2,531,363. In addition, the Partnership realized a capital gain in 1998 due to the receipt of additional compensation of $210,049 related to the 1997 sale of the Enhanced Yield Investment in Industrial Equipment Rentals, Inc.

      During 1997, the Partnership realized a net capital gain of $839.

      On August 1, 1997, the Partnership sold its investment in Industrial Equipment Rentals, Inc. for $2,493,791 realizing a capital gain of $1,685,491. On December 21, 1997, the Partnership sold its investment in Medifit of America, Inc. for $10 realizing a capital loss of $1,000,153. In December 1997, the Partnership realized a capital loss of $684,500 from the write off of its investment in common stock of E-B Holdings, Inc.

      During 1996, the Partnership realized a net capital gain of $1,041,510 from the sale of 24,000 shares of Garden Ridge Corporation ("GRDG") common stock for $1,179,840.

UNREALIZED GAINS ON ENHANCED YIELD INVESTMENTS

      Unrealized appreciation of Enhanced Yield Investments decreased by $2,457,625 during the year ended December 31, 1998. Such decrease resulted from the decrease in the estimated fair value of Enhanced Yield Investments of four companies and the transfer of $479,553 from net unrealized appreciation to net realized gain from the sale of one Enhanced Yield Investment.

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

DISTRIBUTIONS

      During 1998, 1997 and 1996, the Partnership made cash distributions of $3,731,359, $2,487,572 and $310,947, respectively. The limited partners' share of such distributions amounted to $300, $200 and $25 per Unit during 1998, 1997 and 1996, respectively. Cumulative cash distributions to limited partners from inception to December 31, 1998, were $7,336,047, or $600.53 per weighted average number of Units outstanding.

ENHANCED YIELD INVESTMENTS

      The Partnership has made no new investments during 1998 and 1997.

      During 1997, the Partnership exercised its warrants to buy 2,246 shares of common stock of Drypers Corporation for $5,413.

      The Partnership made Follow-on Investments of $100,236 in Enhanced Yield Investments of two companies during the year ended December 31, 1996.

      Of the companies in which the Partnership has investments at December 31, 1998, only Drypers Corporation, Garden Ridge Corporation and Paracelsus Healthcare Corporation are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

YEAR 2000

      Many computer software systems in use today cannot properly process date-related information from and after January 1, 2000. Should any of the computer systems employed by the Management Company, any of the Partnership's other major service providers, or companies in which the Partnership has an investment, fail to process this type of information properly, that could have a negative impact on the Partnership's operations and the services provided to the Partnership's limited partners.

      The Management Company has identified its computer systems to be replaced and modified for Year 2000 compliance with installation anticipated to be completed by June 30, 1999. In addition, the Partnership has completed its inquiry of its major service providers as well as its Portfolio Companies to determine if they are in the process of reviewing their systems with the same goals. The Partnership has received assurances from all of its major service providers and its Portfolio Companies regarding Year 2000 compliance. However, although the Partnership has received assurances, there can be no guarantee that Year 2000 problems originating from these third parties, whose systems effect the Partnership, will not occur. The Partnership does not expect to incur any expenses related to Year 2000 issues. The Partnership will develop a contingency plan if significant risks related to Year 2000 are identified.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      None

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   Report of Independent Public Accountants

To the Independent General Partners of
   Equus Capital Partners, L.P.:

      We have audited the accompanying statements of assets, liabilities and partners' capital of Equus Capital Partners, L.P. (a Delaware limited partnership), including the schedules of enhanced yield investments, as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1998, and the selected per unit data and ratios for each of the five years in the period ended December 31, 1998. These financial statements, schedules of enhanced yield investments and selected per unit data and ratios are the responsibility of Equus Capital Corporation (the "Managing Partner"). Our responsibility is to express an opinion on these financial statements, schedules of enhanced yield investments and selected per unit data and ratios based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements, schedules of enhanced yield investments and selected per unit data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1998, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 3, the financial statements, schedules of enhanced yield investments include enhanced yield investments valued at $4,871,402 (87% of partners' capital) and $8,943,725 (97% of partners' capital) as of December 31, 1998 and 1997, respectively, whose values have been estimated by the Managing Partner and approved by the Independent General Partners in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing Partner in arriving at its estimate of value of such investments and have inspected the underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, the Managing Partner's estimate of values may differ significantly from the values that would have been used had a ready market existed for the investments and the differences could be material.

      In our opinion, the financial statements, schedule of enhanced yield investments and selected per unit data and ratios referred to above present fairly, in all material respects, the financial position of Equus Capital Partners, L.P. as of December 31, 1998 and 1997, and the results of its operations, changes in its partners' capital and its cash flows for each of the three years in the period ended December 31, 1998, and the selected per unit data and ratios for each of the five years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

Houston, Texas
February 17, 1999

                          EQUUS CAPITAL PARTNERS, L.P.
           STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                           DECEMBER 31, 1998 AND 1997

                                                                 1998         1997
                                                              ----------   ----------
ASSETS
Enhanced yield investments, at fair value
     (cost of $4,848,036 and $6,462,734, respectively) ....   $4,871,402   $8,943,725
Temporary cash investments, at cost which
     approximates fair value ..............................      336,672      243,365
Cash ......................................................        2,936        1,080
Accounts receivable .......................................      434,566       33,097
Accrued interest receivable ...............................         --         59,382
                                                              ----------   ----------
          Total assets ....................................   $5,645,576   $9,280,649
                                                              ==========   ==========
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable .....................................   $   50,400   $   46,734
                                                              ----------   ----------
          Total liabilities ...............................       50,400       46,734
                                                              ----------   ----------
Commitments and contingencies

Partners' capital:
     Managing partner .....................................       78,501      114,888
     Independent general partners .........................        1,722        2,741
     Limited partners (12,310 Units issued and outstanding)    5,514,953    9,116,286
                                                              ----------   ----------
          Total partners' capital .........................    5,595,176    9,233,915
                                                              ----------   ----------
          Total liabilities and partners' capital .........   $5,645,576   $9,280,649
                                                              ==========   ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                  1998           1997           1996
                                                              -----------    -----------    -----------
Investment income:
     Income from enhanced yield investments ...............   $    44,174    $   274,750    $   152,642
     Interest from temporary cash investments .............        18,127         22,062         19,774
                                                              -----------    -----------    -----------
         Total investment income ..........................        62,301        296,812        172,416
                                                              -----------    -----------    -----------
Expenses:

     Management fee .......................................       108,210        177,669        196,844
     Independent general partners' fees ...................        59,750         59,690         63,000
     Professional fees ....................................        41,716         56,130         44,114
     Mailing and printing expenses ........................        23,332         28,404         32,695
     Interest expense .....................................          --             --           13,204
     Administrative fees ..................................        20,460         20,715         21,045
                                                              -----------    -----------    -----------
          Total expenses ..................................       253,468        342,608        370,902
                                                              -----------    -----------    -----------
Net investment loss .......................................      (191,167)       (45,796)      (198,486)
                                                              -----------    -----------    -----------
Realized gain on sales of enhanced
   yield investments, net: ................................     2,741,412            839      1,041,510
                                                              -----------    -----------    -----------
Unrealized appreciation of enhanced yield investments, net:
   End of year ............................................        23,366      2,480,991        726,321
   Beginning of year ......................................     2,480,991        726,321      4,333,441
                                                              -----------    -----------    -----------
   Increase (decrease) in unrealized
      appreciation, net ...................................    (2,457,625)     1,754,670     (3,607,120)
                                                              -----------    -----------    -----------
   Net increase (decrease) in partners'
      capital from operations .............................   $    92,620    $ 1,709,713    $(2,764,096)
                                                              ===========    ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                           INDEPENDENT
                                                            MANAGING         GENERAL        LIMITED
                                              TOTAL         PARTNER         PARTNERS        PARTNERS
                                          ------------    ------------    ------------    ------------
Partners' capital,
      December 31, 1995 ...............   $ 13,086,817    $    153,417    $      3,824    $ 12,929,576
                                          ------------    ------------    ------------    ------------
Investment activities:
     Investment income ................        172,416           1,724              49         170,643
     Expenses .........................        370,902           3,709             105         367,088
                                          ------------    ------------    ------------    ------------
        Net investment loss ...........       (198,486)         (1,985)            (56)       (196,445)

Realized gain on sale of
     enhanced yield investment, net ...      1,041,510          10,416             295       1,030,799

Decrease in unrealized appreciation
     of enhanced yield investments, net     (3,607,120)        (36,071)         (1,024)     (3,570,025)

Distribution to partners ..............       (310,947)         (3,110)            (87)       (307,750)
                                          ------------    ------------    ------------    ------------
Net decrease in partners' capital .....     (3,075,043)        (30,750)           (872)     (3,043,421)
                                          ------------    ------------    ------------    ------------
Partners' capital,
     December 31, 1996 ................   $ 10,011,774    $    122,667    $      2,952    $  9,886,155
                                          ============    ============    ============    ============

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                   (Continued)

                                                                           INDEPENDENT
                                                            MANAGING         GENERAL        LIMITED
                                              TOTAL         PARTNER         PARTNERS        PARTNERS
                                          ------------    ------------    ------------    ------------
Partners' capital,
      December 31, 1996 ...............   $ 10,011,774    $    122,667    $      2,952    $  9,886,155
                                          ------------    ------------    ------------    ------------
Investment activities:
     Investment income ................        296,812           2,968              84         293,760
     Expenses .........................        342,608           3,426              97         339,085
                                          ------------    ------------    ------------    ------------
        Net investment loss ...........        (45,796)           (458)            (13)        (45,325)

Realized gain on sale of
     enhanced yield investment, net ...            839               8             --              831

Increase in unrealized appreciation
     of enhanced yield investments, net      1,754,670          17,547             498       1,736,625

Distribution to partners ..............     (2,487,572)        (24,876)           (696)     (2,462,000)
                                          ------------    ------------    ------------    ------------
Net decrease in partners' capital .....       (777,859)         (7,779)           (211)       (769,869)
                                          ------------    ------------    ------------    ------------
Partners' capital,
     December 31, 1997 ................   $  9,233,915    $    114,888    $      2,741    $  9,116,286
                                          ============    ============    ============    ============

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                   (Continued)

                                                                        INDEPENDENT
                                                          MANAGING        GENERAL       LIMITED
                                             TOTAL         PARTNER       PARTNERS       PARTNERS
                                          -----------    -----------    -----------    -----------
Partners' capital,
     December 31, 1997 ................   $ 9,233,915    $   114,888    $     2,741    $ 9,116,286
                                          -----------    -----------    -----------    -----------
Investment activities:
     Investment income ................        62,301            623             18         61,660
     Expenses .........................       253,468          2,535             71        250,862
                                          -----------    -----------    -----------    -----------
        Net investment loss ...........      (191,167)        (1,912)           (53)      (189,202)

Realized gain on sale of enhanced
     yield investments, net ...........     2,741,412         27,414            778      2,713,220

Decrease in unrealized appreciation
     of enhanced yield investments, net    (2,457,625)       (24,575)          (699)    (2,432,351)

Distribution to partners ..............    (3,731,359)       (37,314)        (1,045)    (3,693,000)
                                          -----------    -----------    -----------    -----------
Net decrease in partners' capital .....    (3,638,739)       (36,387)        (1,019)    (3,601,333)
                                          -----------    -----------    -----------    -----------
Partners' capital,
      December 31, 1998 ...............   $ 5,595,176    $    78,501    $     1,722    $ 5,514,953
                                          ===========    ===========    ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                   1998           1997           1996
                                                -----------    -----------    -----------
Cash flows from operating activities:
     Interest received ......................   $   121,683    $   309,744    $   159,354
     Cash paid to management company,
        general partners, bank and suppliers       (249,802)      (338,974)      (413,935)
                                                -----------    -----------    -----------

        Net cash used by operating activities      (128,119)       (29,230)      (254,581)
                                                -----------    -----------    -----------

Cash flows from investing activities:
     Purchase of enhanced yield investments .          --           (5,413)       (92,443)
     Sale of enhanced yield investments .....     4,249,920      1,921,816      1,179,840
     Repayment of enhanced yield investments         94,721        603,868         99,700
     Advance to portfolio company ...........      (390,000)          --             --
                                                -----------    -----------    -----------

        Net cash provided by investing
           activities .......................     3,954,641      2,520,271      1,187,097
                                                -----------    -----------    -----------

Cash flows from financing activities:
     Advances on note payable from bank .....          --             --          115,000
     Repayments on note payable to bank .....          --             --         (515,000)
     Distributions to partners ..............    (3,731,359)    (2,487,572)      (310,947)
                                                -----------    -----------    -----------

        Net cash used by financing
           activities .......................    (3,731,359)    (2,487,572)      (710,947)
                                                -----------    -----------    -----------

Net increase in cash and
     cash equivalents .......................        95,163          3,469        221,569

Cash and cash equivalents at
     beginning of year ......................       244,445        240,976         19,407
                                                -----------    -----------    -----------

Cash and cash equivalents at end
     of year ................................   $   339,608    $   244,445    $   240,976
                                                ===========    ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                   (Continued)

                                                  1998            1997          1996
                                               -----------    -----------    -----------
Reconciliation of increase (decrease)
     in partners' capital from operations to
     net cash used by operating activities:

Increase (decrease) in partners' capital
     from operations .......................   $    92,620    $ 1,709,713    $(2,764,096)

Adjustments to reconcile increase (decrease)
     in partners' capital from operations to
     net cash used by operating activities:
     Realized gain on sales of enhanced
        yield investments, net .............    (2,741,412)          (839)    (1,041,510)
     Decrease (increase) in unrealized
        appreciation of enhanced yield
        investments, net ...................     2,457,625     (1,754,670)     3,607,120
     Accrued interest or dividends exchanged
        for enhanced yield investments .....          --             --           (7,793)
     Decrease (increase) in accrued
        interest receivable ................        59,382         12,932         (5,269)
     Increase in accounts payable ..........         3,666          3,634          6,800
     Decrease in due to management
        company ............................          --             --          (49,833)
                                               -----------    -----------    -----------

Net cash used by operating activities ......   $  (128,119)   $   (29,230)   $  (254,581)
                                               ===========    ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                        SELECTED PER UNIT DATA AND RATIOS
                  FOR THE FIVE YEARS ENDED DECEMBER 31, 1998

                                          1998          1997          1996          1995          1994
                                       ---------     ---------     ---------     ---------     ---------
SELECTED PER UNIT DATA:

Investment income ..................   $    5.01     $   23.86     $   13.86     $   27.34     $    9.54

Expenses ...........................       20.38         27.54         29.82         37.92         17.64
                                       ---------     ---------     ---------     ---------     ---------

Net investment loss ................      (15.37)        (3.68)       (15.96)       (10.58)        (8.10)

Realized gain (loss) on sales of
     enhanced yield investments, net      220.41          0.07         83.74        (47.18)         --

Increase (decrease) in unrealized
     appreciation of enhanced
     yield investments, net ........     (197.59)       141.07       (290.01)       255.12        (72.20)
                                       ---------     ---------     ---------     ---------     ---------

Net increase (decrease) in partners'
     capital from operations .......        7.45        137.46       (222.23)       197.36        (80.30)

Distributions to partners ..........     (300.00)      (200.00)       (25.00)         --            --
                                       ---------     ---------     ---------     ---------     ---------

Net increase (decrease) in
     partners' capital .............     (292.55)       (62.54)      (247.23)       197.36        (80.30)

Partners' capital, beginning of year      740.56        803.10      1,050.33        852.97        933.27
                                       ---------     ---------     ---------     ---------     ---------

Partners' capital, end of year .....   $  448.01     $  740.56     $  803.10     $1,050.33     $  852.97
                                       =========     =========     =========     =========     =========

SELECTED RATIOS:

Ratio of expenses to average
     partners' capital .............        3.43%         3.57%         3.22%         3.98%         1.97%

Ratio of net investment loss to
     average partners' capital .....       (2.59)%       (0.48)%       (1.72)%       (1.11)%       (0.91)%

Ratio of total increase (decrease)
     in partners' capital from
     operations to average
     partners' capital .............        1.25%        17.81%       (23.98)%       20.74%        (8.99)%

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                DECEMBER 31, 1998

                                                      DATE OF
PORTFOLIO COMPANY                                INITIAL INVESTMENT      COST      FAIR VALUE
-----------------                                ------------------   ----------   ----------
Artegraft, Inc. ..............................      January 1993
 - 12% junior term promissory note ...........                        $  250,000   $  250,000
 - Warrant to buy up to 1,000 shares of
   common stock at $.01 per share
   through December 31, 2002 .................                                10       63,325
 - Warrant to buy up to 4,000 shares
   of common stock at $17.50 per share
   through December 31, 2002 .................                                40      186,675

Drypers Corporation (NASDAQ - DYPR) ..........       July 1991
 - 226,590 shares of common stock ............                         1,314,413      713,887

E-B Holdings, Inc. ...........................     December 1995
 - 12% promissory notes ......................                           580,293      440,293

Garden Ridge Corporation (NASDAQ - GRDG) .....       July 1992
 - 57,376 shares of common stock .............                             6,375      504,399

MaxTech Holdings, Inc. .......................       March 1991
 - 59,875 shares of common stock .............                            15,781         --
 - 2,200,000 shares of 10% cumula-
   tive convertible preferred stock ..........                         1,500,000    2,200,000

Paracelsus Healthcare Corporation (NYSE - PLS)       April 1991
 - 338,249 shares of common stock ............                         1,181,124      512,823
                                                                      ----------   ----------

      Total ..................................                        $4,848,036   $4,871,402
                                                                      ==========   ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                DECEMBER 31, 1998
                                   (Continued)

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

      As defined in the Investment Company Act of 1940, the Partnership is considered to have a controlling interest in Drypers Corporation, E-B Holdings, Inc. and MaxTech Holdings, Inc. The fair value of the Partnership's investments in Drypers Corporation, Garden Ridge Corporation and Paracelsus Healthcare Corporation include discounts from the closing market price of $22,530, $15,600 and $15,860 to reflect the estimated effects of restrictions on the sale of such securities at December 31, 1998. Such discounts total $53,990 or $4.34 per unit. For the year ended December 31, 1998, there was no income earned on the Enhanced Yield Investments of companies in which the Partnership has a controlling interest. Income was earned in the amount of $221,233 and $94,854 for the years ended December 31, 1997 and 1996, respectively, on Enhanced Yield Investments of companies in which the Partnership has a controlling interest.

      As defined in the Investment Company Act of 1940, all of the Partnership's investments are in eligible Enhanced Yield Investments. The Partnership provides significant managerial assistance to all of the Portfolio Companies in which it has invested, except Garden Ridge Corporation, comprising 90% of the total value of the Enhanced Yield Investments.

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                DECEMBER 31, 1997

                                                      DATE OF
PORTFOLIO COMPANY                                INITIAL INVESTMENT      COST      FAIR VALUE
-----------------                                ------------------   ----------   ----------
Artegraft, Inc. ..............................      January 1993
 - 12% senior term promissory note ...........                        $   94,721   $   94,721
 - 12% junior term promissory note ...........                           250,000      250,000
 - Warrant to buy up to 1,000 shares of
   common stock at $.01 per share
   through December 31, 2002 .................                                10       63,325
 - Warrant to buy up to 4,000 shares
   of common stock at $17.50 per share
   through December 31, 2002 .................                                40      186,675

Drypers Corporation (NASDAQ - DYPR) ..........       July 1991
 - 226,590 shares of common stock ............                         1,314,413    1,288,311

E-B Holdings, Inc. ...........................     December 1995
 - 12% promissory notes ......................                           580,293      440,293

Garden Ridge Corporation (NASDAQ - GRDG) .....       July 1992
 - 57,376 shares of common stock .............                             6,375      793,080

Independent Gas Company Holdings, Inc. .......     February 1991
 - 16,267 shares of common stock .............                            20,447       20,447
 - 1,281 shares of 9% Series A preferred stock                         1,284,530    1,284,530
 - 215 shares of Series C preferred stock ....                           215,000      215,000

MaxTech Holdings, Inc. .......................       March 1991
 - 59,875 shares of common stock .............                            15,781    1,000,000
 - 2,200,000 shares of 10% cumula-
   tive convertible preferred stock ..........                         1,500,000    2,200,000

Paracelsus Healthcare Corporation (NYSE - PLS)       April 1991
 - 338,249 shares of common stock ............                         1,181,124    1,107,343
                                                                      ----------   ----------
      Total ..................................                        $6,462,734   $8,943,725
                                                                      ==========   ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

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

(2)   MANAGEMENT

      The Partnership has four general partners, consisting of the Managing Partner and three independent, individual general partners (the "Independent General Partners"). As compensation for services rendered to the Partnership, each Independent General Partner receives an annual fee of $13,500, which was reduced from $15,000 effective April 1, 1997, and a fee of $1,500 for each meeting of the Independent General Partners attended and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. Pursuant to the Partnership agreement, the Managing Partner has made a general partner's capital contribution to the Partnership of $125,316, or approximately one percent of the Partnership's contributed capital, and each Independent General Partner has made a capital contribution of $1,000.

      The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. Payment of the incentive fees is subject to the payment of $3,003,962 and $4,446,006 in cumulative accrued priority returns owed to limited partners at December 31, 1998 and 1997, respectively (See Note 4). The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. Certain officers of the Management Company serve as directors of Portfolio Companies, and receive and retain fees in consideration for such service. The Management Company also has management agreements with the Managing Partner and Equus II Incorporated

("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

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

(4)   ALLOCATIONS AND DISTRIBUTIONS

      The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $3,003,962 and $4,446,006 at December 31, 1998 and 1997, respectively, is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized.

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

(5)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest from a range of 3.25% to 4.80%, at December 31, 1998.

(6)   ENHANCED YIELD INVESTMENTS

      The Partnership made no new or Follow-on Investments in Enhanced Yield Investments during the year ended December 31, 1998. However, the Partnership realized capital gains of $2,741,412 from the sale of Enhanced Yield Investments of one Portfolio Company and from additional proceeds received in 1998 related to the 1997 sale of the Enhanced Yield Investment in one Portfolio Company.

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

(7)   ACCOUNTS RECEIVABLE

      The balance in accounts receivable at December 31, 1998 and 1997 includes $44,566 and $33,097 in escrow payments related to the sale of the Partnership's investment in Industrial Equipment Rentals, Inc., which were received in January 1999 and 1998, respectively. The balance in accounts receivable at December 31, 1998 also includes a $390,000 cash advance to Artegraft, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The Partnership has no directors or officers. On December 31, 1998, the Partnership was managed by the Managing Partner and three Independent General Partners.

      Certain information regarding the Independent General Partners is set forth below:

      John M. Ivancevich, age 59, has been an Independent General Partner of the Partnership since 1989. He has been Executive Vice President for Academic Affairs and Provost at the University of Houston since July 1995 and was Dean of the College of Business Administration at the University of Houston from 1988 to July 1995. Dean Ivancevich has held the Hugh Roy and Lillie Cranz Cullen Distinguished Professorship of Management since 1979. Between 1974 and 1988, Dean Ivancevich held various positions in the College of Business Administration, including Chairman of the Department of Organizational Behavior and Management and Associate Dean for Research.

      Salvatore E. Manzo, age 81, has been an Independent General Partner of the Partnership since 1989. He was director of Business Development and Financing of the Economic Development Division of the Greater Houston Partnership from 1989 to 1992. From 1985 to 1989, he was Assistant Dean for Executive Development of the Jesse H. Jones Graduate School of Administration of Rice University, and from 1979 to 1985, Mr. Manzo was Director of Executive Development at such school.

      Williston B. Symonds, age 66, has been an Independent General Partner of the Partnership since 1989. He has been an independent consultant since 1981 with temporary affiliations with companies in the energy and telecommunications industries. From 1983 to 1985 he was with Advanced Telecommunications Corporation, a provider of alternate long distance telephone services and consulting engineering, as a director, Vice President-Finance, Secretary and Treasurer and from 1984 as President and Treasurer. He is also a certified public accountant.

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

      As of February 25, 1999, the Partnership believes that all of the Partnership's general partners and ten percent holders are current in their filings. In making these statements, the Partnership has relied on the transfer records of the Partnership and copies of reports that they have filed with the SEC.

MANAGING PARTNER

      The Managing Partner is a corporation organized under the laws of the State of Delaware in September 1983. The Managing Partner was organized to serve as managing general partner of Equus Investments I, L.P., Equus Investments II, L.P., the Partnership and similar partnerships which may be formed. The Managing Partner, subject to the supervision of the Independent General Partners, has exclusive power and authority to manage and control the Partnership. The Managing Partner is a registered investment adviser under the Investment Advisers Act of 1940 ("the Investment Advisers Act").

      The following is a list of the directors and officers of the Managing
Partner:

   NAME                        AGE             POSITION

   Sam P. Douglass             66             Chairman of the Board and
                                                Chief Executive Officer
   Nolan Lehmann               54             President and Director
   Randall B. Hale             36             Vice President and Director
   Paula T. Douglass           47             Director
   S. Preston Douglass, Jr.    37             Director
   Patrick M. Cahill           38             Vice President and Treasurer
   Tracy H. Cohen              32             Vice President and Secretary
   Gary L. Forbes              55             Vice President

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

      Nolan Lehmann has been the President of the Managing Partner since May 1990 and a director since December 1989. From its formation in September 1983 to May 1990 he was Executive Vice President. Mr. Lehmann is also President and a director of the Management Company and Equus II Incorporated. He is a director of Allied Waste Industries, Inc., American Residential Services, Inc., Brazos Sportswear, Inc., Drypers Corporation and Paracelsus Healthcare Corporation. Mr. Lehmann is a certified public accountant.

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

      Paula T. Douglass, has been a director of the Management Company since July 1993. She was elected director of the Managing Partner in February 1996. From September 1989 to September 1990 she was employed as an attorney by Fulbright & Jaworski. Since December 1978, she has been a director of Equus Corporation International. She is a licensed attorney. Since February 1998, Ms. Douglass has been Chairman and Chief Executive Officer of Cinema Film Systems. Inc.

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

      Patrick M. Cahill, has been Treasurer and a Vice President of the Managing Partner since March 1996 and Controller of the Managing Partner since May 1987. He has been Vice President of Equus II Incorporated since May 1994 and the Treasurer of Equus II Incorporated since March 1996. He has also been the Controller of the Management Company since May 1987. From June 1982 to May 1987, he was employed by Ernst & Young. Mr. Cahill is a certified public accountant.

      Tracy H. Cohen was elected a Vice President of the Managing Partner in April 1995 and is the Manager of the Investor Relations Department for the Management Company, where she has been employed since April 1995. She has been a Vice President of Equus II Incorporated since May 1995. From September 1990 to April 1995, she was employed by Arthur Andersen LLP. Ms. Cohen is a certified public accountant.

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

      The business address of Messrs. Douglass, Lehmann, Hale, Cahill, Forbes and Ms. Douglass and Cohen is 2929 Allen Parkway, Suite 2500, Houston, Texas 77019. The business address of Mr. S. Preston Douglass, Jr. is 820 Main Street, Suite 100, Kerrville, Texas 78028.

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

MANAGEMENT COMPANY

      The Management Company was organized as a Delaware corporation in 1983 and maintains its offices at 2929 Allen Parkway, Suite 2500, Houston, Texas 77019. The Management Company's sole activity is to provide management, administrative and investment advisory services for the Partnership, Equus II Incorporated and Equus Equity Appreciation Fund, L.P. The Management Company is a registered investment adviser under the Investment Advisers Act.

      The directors and officers of the Management Company are Sam P. Douglass, Chairman of the Board and Chief Executive Officer, Nolan Lehmann, President and a director, Randall B. Hale, Vice

President, Secretary and director, Paula T. Douglass, director, S. Preston Douglass, Jr., director, and Gary L. Forbes, Vice President. See "Managing Partner" above for information concerning Messrs. Sam P. Douglass, Lehmann, Hale, S. Preston Douglass, Jr., Forbes and Ms. Douglass.

      As a result of its stock ownership in the Management Company, Equus Corporation International has 80% voting control of the Management Company. Equus Corporation International is a privately owned corporation engaged in a variety of investment activities. The business address of Equus Corporation International is 2929 Allen Parkway, Suite 2500, Houston, Texas 77019.

THE MANAGEMENT AGREEMENT

      The Management Agreement provides that the Management Company receive as compensation for its services a management fee (the "Management Fee") at an annual rate of 2.5% of Available Capital of the Partnership, paid quarterly in arrears. "Available Capital" is the amount of net offering proceeds from the sale of Units reduced by capital distributed to the holders of the Units and realized losses from the Partnership's investments. The Management Fee is payable quarterly in arrears. Management fees of $108,210, $177,669 and $196,844 were paid during the years ended December 31, 1998, 1997 and 1996, respectively.

      The Management Agreement also provides that the Management Company will be paid as the Management Company Incentive Fee an amount equal to 10% of the excess of distributions from Enhanced Yield Investments over distributions from Enhanced Yield Investments representing returns of capital over the life of the Partnership, subject to payment of the priority return to the Limited Partners. The cumulative amount of the Management Company Incentive Fee will be determined as of the end of each fiscal quarter and upon termination of the Partnership. If, at the end of any such period or upon termination, net payments previously made to the Management Company exceed 10% of the Partnership's cumulative distributions, including the priority return, from Enhanced Yield Investments less unrealized capital depreciation, the Management Company will be required to repay all or a portion of the Management Company Incentive Fee previously received. At December 31, 1998, payment of incentive fees is subject to the payment of $3,003,962 in cumulative accrued priority returns owed to limited partners.

      The Investment Advisers Act restricts the aggregate amount of the Management Company Incentive Fee and distributions with respect to the Managing Partner's incentive distribution to 20% of the Partnership's net realized capital gains less unrealized capital depreciation. This restriction does not apply, however, to the Partnership's ordinary interest and dividend income.

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

      As compensation for the specified administrative services to be rendered by the Management Company, the Management Company is paid a fee (the "Fund Administration Fee") of $15 per Limited Partner account per year and is reimbursed for certain out-of-pocket expenses relating to such services. Such terms and conditions must be approved by the Independent General Partners, however, as being not less favorable to the Partnership than those obtainable from competent unaffiliated third parties. The amount of compensation payable to the Management Company is reviewed annually by the Independent General Partners and, subject to the limitation contained in the previous sentence, may be increased or decreased by the Independent General Partners to provide for such compensation as the Independent General Partners may in good faith deem reasonable. Administration fees were $20,460, $20,715 and $21,045 for the years ended December 31, 1998, 1997 and 1996, respectively.

      The Management Company is a registered investment adviser under the Investment Advisers Act.

ITEM 11.  EXECUTIVE COMPENSATION.

      The following table sets forth all cash compensation paid to the Independent General Partners during or with respect to 1998 for services rendered in all capacities to the Partnership.

             NUMBER OF          CAPACITIES IN                  CASH
          PERSONS IN GROUP      WHICH SERVED               COMPENSATION
          ----------------      ------------               ------------
                 3            Independent General            $57,000
                                    Partners

      Each Independent General Partner receives from the Partnership an annual fee of $13,500, a fee of $1,500 for each meeting of the Independent General Partners attended and reimbursement for all out-of-pocket expenses relating to attendance at such meetings. Independent General Partners do not receive any additional compensation from the Partnership or its Portfolio Companies for any additional services rendered.

      The Partnership has no directors, executive officers or employees and therefore paid no other compensation during 1998.

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

      Set forth below is information as of December 31, 1998, with respect to the ownership of Units by the directors and officers of the Managing Partner.

                                              UNITS
NAME                                    BENEFICIALLY OWNED       PERCENTAGE
----                                    ------------------       ----------
Patrick M. Cahill
(Vice President and
Treasurer) ...........................           38(1)               .31%

Tracy H. Cohen
(Vice President and
Secretary) ...........................           38(1)               .31%

Sam P. Douglass
(Chairman and
Director) ............................            5                  .04%

Gary L. Forbes
(Vice President) .....................           58(1)               .47%

Randall B. Hale
(Vice President and
Director) ............................           43(1)               .35%

Nolan Lehmann
(President and
Director) ............................           69(1)               .56%

All directors and officers
of the Managing Partner
as a group (eight persons) ...........           99                  .80%

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)                                                            FINANCIAL
STATEMENTS                                                           PAGE

Report of Independent Public Accountants ..........................   15

Statements of Assets, Liabilities and Partners'
Capital at December 31, 1998 and 1997 .............................   16

Statements of Operations for the years ended
December 31, 1998, 1997 and 1996 ..................................   17

Statements of Changes in Partners' Capital
for the years ended December 31, 1998, 1997
and 1996 ..........................................................   18

Statements of Cash Flows for the years ended
December 31, 1998, 1997 and 1996 ..................................   21

Selected Per Unit Data and Ratios for the
five years ended December 31, 1998 ................................   23

Schedules of Enhanced Yield Investments
at December 31, 1998 and 1997 .....................................   24

Notes to Financial Statements .....................................   27

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

     (b) Form of Subscription Agreement [Incorporated by reference to Form N-2, Exhibit B to Prospectus, File No 33-25958].

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

Date:   February 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                       TITLE                         DATE
      ---------                       -----                         ----
EQUUS CAPITAL CORPORATION
Managing General Partner



By: /s/ NOLAN LEHMANN                                          February 25, 1999
        Nolan Lehmann            President

/s/ JOHN M IVANCEVICH                                          February 25, 1999
      John M. Ivancevich         Independent
                                 General Partner

/s/ SALVATORE E. MANZO                                         February 25, 1999
      Salvatore E. Manzo         Independent
                                 General Partner

/s/ WILLISTON B. SYMONDS                                       February 25, 1999
      Williston B. Symonds       Independent
                                 General Partner
/s/ NOLAN LEHMANN                                              February 25, 1999
      Nolan Lehmann              President and Director of
                                 the Managing General Partner
                                 (principal Financial and
                                 Accounting Officer of the
                                 Managing General Partner)

/s/ SAM P. DOUGLASS                                            February 25, 1999
      Sam P. Douglass            Chairman of the Board and
                                 Chief Executive Officer of
                                 the Managing General Partner

/s/ RANDALL B. HALE                                            February 25, 1999
      Randall B. Hale            Director of the Managing
                                 General Partner

/s/ PAULA T. DOUGLASS                                          February 25, 1999
      Paula T. Douglass          Director of the Managing
                                 General Partner

/s/ S. PRESTON DOUGLASS, JR.                                   February 25, 1999
      S. Preston Douglass, Jr.   Director of the Managing
                                 General Partner