Form 10-Q
period 1999-03-31
EQUUS CAPITAL PARTNERS LP
filed 1999-05-13
CIK 843626

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

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

           NONE                                          NONE
           ----                                          ----

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERS' INTERESTS
                      ------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 1999, 12,187 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at March 31, 1999 was $412.02. There is no established market for such Units.

Documents incorporated by reference:  None.

                          EQUUS CAPITAL PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                      INDEX

                                                                                          PAGE
                                                                                          ----
PART I. FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Statements of Assets, Liabilities and Partners' Capital

                  - March 31, 1999 and December 31, 1998.....................................1

                  Statements of Operations

                  - For the three months ended March 31, 1999 and 1998.......................2

                  Statements of Changes in Partners' Capital

                  - For the three months ended March 31, 1999................................3

                  - For the three months ended March 31, 1998................................4

                  Statements of Cash Flows

                  - For the three months ended March 31, 1999 and 1998.......................5

                  Selected Per Unit Data and Ratios

                  - For the three months ended March 31, 1999 and 1998.......................7

                  Schedule of Enhanced Yield Investments

                  - March 31, 1999 ..........................................................8

                  Notes to Financial Statements.............................................10

        Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................................13

        Item 3.   Quantitative and Qualitative Disclosure about Market Risk.................14

PART II.  OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K  ........................................15

SIGNATURE     ..............................................................................15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EQUUS CAPITAL PARTNERS, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                                                 1999         1998
                                                              ----------   ----------
ASSETS

Enhanced yield investments, at fair value
     (cost of $5,322,636 and $4,848,036, respectively) ....   $4,918,791   $4,871,402
Temporary cash investments, at cost which
     approximates fair value ..............................      239,069      336,672
Cash ......................................................        4,247        2,936
Accounts receivable .......................................         --        434,566
Accrued interest receivable ...............................        4,614         --
                                                              ----------   ----------
          Total assets ....................................   $5,166,721   $5,645,576
                                                              ==========   ==========
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable .....................................   $   19,180   $   50,400
                                                              ----------   ----------
          Total liabilities ...............................       19,180       50,400
                                                              ----------   ----------
Commitments and contingencies

Partners' capital:
     Managing partner .....................................       74,025       78,501
     Independent general partners .........................        1,595        1,722
     Limited partners (12,310 Units issued and outstanding)    5,071,921    5,514,953
                                                              ----------   ----------
          Total partners' capital .........................    5,147,541    5,595,176
                                                              ----------   ----------
          Total liabilities and partners' capital .........   $5,166,721   $5,645,576
                                                              ==========   ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                             1999           1998
                                                           ---------    -----------
Investment income:

     Income from enhanced yield investments ............   $  24,494    $     8,231
     Interest from temporary cash investments ..........       3,809          3,350
                                                           ---------    -----------
          Total investment income ......................      28,303         11,581
                                                           ---------    -----------
Expenses:

     Management fee ....................................      21,500         32,195
     Independent general partner fees ..................      14,625         14,625
     Mailing and printing expenses .....................       4,053          1,710
     Administrative fees ...............................       5,029          5,115
     Professional fees .................................       3,520            905
                                                           ---------    -----------
          Total expenses ...............................      48,727         54,550
                                                           ---------    -----------
Net investment loss ....................................     (20,424)       (42,969)
                                                           ---------    -----------
Unrealized appreciation of enhanced yield investments:
     End of period .....................................    (403,845)     3,002,032
     Beginning of period ...............................      23,366      2,480,991
                                                           ---------    -----------
          Increase (decrease) in unrealized appreciation    (427,211)       521,041
                                                           ---------    -----------
          Net increase (decrease) in partners' capital
             from operations ...........................   $(447,635)   $   478,072
                                                           =========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)

                                                                     INDEPENDENT
                                                         MANAGING      GENERAL        LIMITED
                                           TOTAL         PARTNER       PARTNERS       PARTNERS
                                        -----------      --------      -------      -----------
Partners' capital,
   December 31, 1998 ..............     $ 5,595,176      $ 78,501      $ 1,722      $ 5,514,953
                                        -----------      --------      -------      -----------
Investment activities:
   Investment income ..............          28,303           283            8           28,012
   Expenses .......................          48,727           487           14           48,226
                                        -----------      --------      -------      -----------
      Net investment loss .........         (20,424)         (204)          (6)         (20,214)

Decrease in unrealized appreciation
   of enhanced yield investments ..        (427,211)       (4,272)        (121)        (422,818)
                                        -----------      --------      -------      -----------
Net decrease in partners' capital .        (447,635)       (4,476)        (127)        (443,032)
                                        -----------      --------      -------      -----------
Partners' capital,
   March 31, 1999 .................     $ 5,147,541      $ 74,025      $ 1,595      $ 5,071,921
                                        ===========      ========      =======      ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

                                                                      INDEPENDENT
                                                         MANAGING       GENERAL       LIMITED
                                           TOTAL         PARTNER        PARTNER       PARTNERS
                                        -----------      ---------      -------      -----------
Partners' capital,
   December 31, 1997 ..............     $ 9,233,915      $ 114,888      $ 2,741      $ 9,116,286
                                        -----------      ---------      -------      -----------
Investment activities:
   Investment income ..............          11,581            116            3           11,462
   Expenses .......................          54,550            545           15           53,990
                                        -----------      ---------      -------      -----------
      Net investment loss .........         (42,969)          (429)         (12)         (42,528)

Increase in unrealized appreciation
   of enhanced yield investments ..         521,041          5,210          148          515,683
                                        -----------      ---------      -------      -----------
Net increase in partners' capital .         478,072          4,781          136          473,155
                                        -----------      ---------      -------      -----------
Partners' capital,
   March 31, 1998 .................     $ 9,711,987      $ 119,669      $ 2,877      $ 9,589,441
                                        ===========      =========      =======      ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                1999           1998
                                                             ---------      ---------
Cash flows from operating activities:
     Investment income received ........................     $  23,689      $  61,745
     Cash paid to management company, general partners
        and suppliers ..................................       (79,947)       (82,284)
                                                             ---------      ---------
        Net cash used by operating activities ..........       (56,258)       (20,539)
                                                             ---------      ---------
Cash flows from investing activities:
     Purchase of enhanced yield investments ............      (112,500)          --
     Sale of enhanced yield investments ................        44,566         33,097
     Repayments of enhanced yield investments ..........        27,900         33,200
     Advance to portfolio company ......................          --          (35,000)
                                                             ---------      ---------
        Net cash provided (used) by investing activities       (40,034)        31,297
                                                             ---------      ---------
Net increase (decrease) in cash and cash equivalents ...       (96,292)        10,758

Cash and cash equivalents at beginning of period .......       339,608        244,445
                                                             ---------      ---------
Cash and cash equivalents at end of period .............     $ 243,316      $ 255,203
                                                             =========      =========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                                   (CONTINUED)

                                                               1999           1998
                                                             ---------      ---------
Reconciliation of net increase in partners' capital from
  operations to net cash used by operating activities:

    Net increase (decrease) in partners' capital
      from operations ..................................     $(447,635)     $ 478,072

Adjustments to reconcile net increase (decrease) in partners' capital from operations to net cash used by operating activities:

    Decrease (increase) in unrealized appreciation
      of enhanced yield investments ....................       427,211       (521,041)

    Decrease (increase) in accrued interest receivable .        (4,614)        50,164

    Decrease in accounts payable .......................       (31,220)       (27,734)
                                                             ---------      ---------
Net cash used by operating activities ..................     $ (56,258)     $ (20,539)
                                                             =========      =========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                        SELECTED PER UNIT DATA AND RATIOS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                   1999           1998
                                                                 --------       --------
Investment income ..........................................     $   2.28       $   0.93
Expenses ...................................................         3.92           4.38
                                                                 --------       --------
Net investment loss ........................................        (1.64)         (3.45)

Increase (decrease) in unrealized appreciation of
     enhanced yield investments ............................       (34.35)         41.89
                                                                 --------       --------
Net increase (decrease) in partners' capital from operations       (35.99)         38.44

Partners' capital, beginning of period .....................       448.01         740.56
                                                                 --------       --------
Partners' capital, end of period ...........................     $ 412.02       $ 779.00
                                                                 ========       ========
Ratio of expenses to average partners' capital .............         0.91%          0.58%

Ratio of net investment loss to average partners' capital ..        (0.38)%        (0.45)%

Ratio of net increase (decrease) in partners' capital  from
     operations to average partners' capital ...............        (8.37)%         5.06%

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

                                                       DATE OF
PORTFOLIO COMPANY                                 INITIAL INVESTMENT      COST       FAIR VALUE
-----------------                                 ------------------      ----       ----------
Artegraft, Inc.                                       January 1993
  -  12% junior term promissory note                                    $ 222,100     $ 222,100
  -  7% demand promissory note                                            502,500       502,500
  -  Warrant to buy up to 1,000 shares of
     common stock at $.01 per share
     through December 31, 2002                                                 10        63,325
  -  Warrant to buy up to 4,000 shares
     of common stock at $17.50 per share
     through December 31, 2002                                                 40       186,675

Drypers Corporation (NASDAQ - DYPR)                     July 1991
  -  226,590 shares of common stock                                     1,314,413       473,582

E-B Holdings, Inc.                                    December 1995
  -  12% promissory notes                                                 580,293       440,293

Garden Ridge Corporation (NASDAQ - GRDG)                July 1992
  -  57,376 shares of common stock                                          6,375       379,176

MaxTech Holdings, Inc.                                 March 1991
  -  59,875 shares of common stock                                         15,781             -
  -  2,200,000 shares of 10% cumula-
     tive convertible preferred stock                                   1,500,000     2,200,000

Paracelsus Healthcare Corporation (NYSE - PLS)         April 1991
  -  338,249 shares of common stock                                     1,181,124       451,140
                                                                      -----------    ----------
      Total                                                           $ 5,322,636    $4,918,791
                                                                      ===========    ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)
                                   (CONTINUED)

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

        As defined in the Investment Company Act of 1940, the Partnership is considered to have a controlling interest in Drypers Corporation, E-B Holdings, Inc. and MaxTech Holdings, Inc. The fair value of the Partnership's investments in Drypers Corporation, Garden Ridge Corporation and Paracelsus Healthcare Corporation include discounts from the closing market price of $14,946, $11,727 and $13,953 to reflect the estimated effects of restrictions on the sale of such securities at March 31, 1999. Such discounts total $40,626 or $3.27 per unit. For the three months ended March 31, 1999 and 1998, respectively, there was no income earned on the Enhanced Yield Investments of companies in which the Partnership has a controlling interest.

        As defined in the Investment Company Act of 1940, all of the Partnership's investments are in eligible Enhanced Yield Investments. The Partnership provides significant managerial assistance to all of the Portfolio Companies in which it has invested, except Garden Ridge Corporation, comprising 92% of the total value of the Enhanced Yield Investments.

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


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

(2)     MANAGEMENT

        The Partnership has four general partners, consisting of the Managing Partner and three independent, individual general partners (the "Independent General Partners"). As compensation for services rendered to the Partnership, each Independent General Partner receives an annual fee of $13,500, and a fee of $1,500 for each meeting of the Independent General Partners attended and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. Pursuant to the Partnership agreement, the Managing Partner has made a general partner's capital contribution to the Partnership of $125,316, or approximately one percent of the Partnership's contributed capital, and each Independent General Partner has made a capital contribution of $1,000.

        The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. Payment of the incentive fees is subject to the payment of $3,153,743 in cumulative accrued priority returns owed to limited partners at March 31, 1999 (See Note 4). The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. Certain officers of the Management Company serve as directors of Portfolio Companies, and receive and retain fees in consideration for such service. The Management Company also has management agreements with the Managing Partner and Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

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

(4)     ALLOCATIONS AND DISTRIBUTIONS

        The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $3,153,743 at March 31, 1999 is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized.

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

(5)     TEMPORARY CASH INVESTMENTS

        Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest from a range of 3.15% to 4.55%, at March 31, 1999.

(6)     ENHANCED YIELD INVESTMENTS

        The Partnership made a Follow-on Investment of $502,500 in an Enhanced Yield Investment of one Portfolio Company during the three months ended March 31, 1999, which included $390,000 converted from an accounts receivable. The Partnership made no investments during the three months ended March 31, 1998.

(7)     ACCOUNTS RECEIVABLE

        The balance in "Accounts receivable" at December 31, 1998 included $44,566 in escrow payments related to the sale of the Partnership's investment in Industrial Equipment Rentals, Inc., which were received in January 1999 and a $390,000 cash advance to Artegraft, Inc. which was reclassified to the Partnership's investment in a 7% promissory note due on demand by Artegraft, Inc. as of March 31, 1999.

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

        At March 31, 1999, the Partnership had $5,322,636 (at cost) invested in Enhanced Yield Investments of six companies.

        At March 31, 1999, the Partnership had $243,316 in cash and temporary cash investments. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments.

        Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

RESULTS OF OPERATIONS

INVESTMENT LOSS AND EXPENSES

        Net investment loss after all expenses amounted to $20,424 and $42,969 for the three months ended March 31, 1999 and 1998, respectively. The Partnership earned $24,494 and $8,231 in income from Enhanced Yield Investments during the three months ended March 31, 1999 and 1998, respectively. The higher income in 1999 was due primarily to the higher balance of an Enhanced Yield Investment in one Portfolio Company earning current income in 1999 as compared to 1998.

        The Management Company receives a management fee equal to 2.5% of the Available Capital, as defined. Such fee amounted to $21,500 and $32,195 for the three months ended March 31, 1999 and 1998, respectively. The steady decrease in management fees is due to the decrease in Available Capital for each respective year. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $3,153,743 at March 31, 1999. Based on current valuations of Enhanced Yield Investments, the Management Company would not receive any incentive fee upon the sale of the Partnership investments. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

UNREALIZED GAINS ON ENHANCED YIELD INVESTMENTS

        Unrealized appreciation of Enhanced Yield Investments decreased by $427,211 during the three months ended March 31, 1999. Such decrease resulted from the decrease in the estimated fair value of

Enhanced Yield Investments of three companies.

        Unrealized appreciation of Enhanced Yield Investments increased by $521,041 during the three months ended March 31, 1998. Such net increase resulted from an increase of $1,521,041 in the estimated fair value of Enhanced yield Investments of four companies and a decrease of $1,000,000 in the estimated fair value of Enhanced Yield Investments of one company.

DISTRIBUTIONS

        The Partnership made no cash distributions during the three months ended March 31, 1999 and 1998. Cumulative cash distributions to limited partners from inception to March 31, 1999, were $7,336,047, or $600.53 per weighted average number of Units outstanding.

ENHANCED YIELD INVESTMENTS

        The Partnership made a Follow-on Investment of $502,500 in an Enhanced Yield Investment of one Portfolio Company during the three months ended March 31, 1999, which included $390,000 converted from an accounts receivable. The Partnership made no investments during the three months ended March 31, 1998.

        Of the companies in which the Partnership has investments at March 31, 1999, only Drypers Corporation, Garden Ridge Corporation and Paracelsus Healthcare Corporation are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Partnership is subject to financial market risks, including changes in interest rates with respect to its investments in debt securities, as well as changes in marketable equity security prices. The Partnership does not use derivative financial instruments to mitigate any of these risks. The return on the Partnership's investments is generally not affected by foreign currency fluctuations.

        The Partnership's investment in portfolio securities consists of some fixed rate debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. In addition, changes in market interest rates are not typically a significant factor in the Partnership's determination of fair value of these debt securities. The Partnership's debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

        A portion of the Partnership's investment portfolio consists of debt and equity investments in private companies. The Partnership would anticipate no impact on these investments from modest changes in public market equity prices. However, should significant changes in market equity prices occur, there could be a longer-term affect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. A portion of the Partnership's investment portfolio also consists of common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities.

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

Date:   May 12, 1999                        EQUUS CAPITAL PARTNERS, L.P.

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