Form 10-Q
period 1999-06-30
EQUUS CAPITAL PARTNERS LP
filed 1999-08-11
CIK 843626

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17526

                          EQUUS CAPITAL PARTNERS, L.P.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    76-0264305
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

2929 Allen Parkway, Suite 2500
        HOUSTON, TEXAS                                    77019-2120
---------------------------------           ------------------------------------
    (Address of principal                                 (Zip Code)
      executive offices)

Registrant's telephone number, including area code:   (713) 529-0900
                                                   -----------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 1999, 12,187 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at June 30, 1999 was $411.65. There is no established market for such Units.

Documents incorporated by reference:  None.

                          EQUUS CAPITAL PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                      INDEX

                                                                            PAGE
PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Statements of Assets, Liabilities and Partners' Capital

               -June 30, 1999 and December 31, 1998...........................1

               Statements of Operations

               - For the three months ended June 30, 1999 and 1998............2

               - For the six months ended June 30, 1999 and 1998..............3

               Statements of Changes in Partners' Capital

               - For the six months ended June 30, 1999.......................4

               - For the six months ended June 30, 1998.......................5

               Statements of Cash Flows

               - For the six months ended June 30, 1999 and 1998..............6

               Selected Per Unit Data and Ratios

               - For the six months ended June 30, 1999 and 1998..............7

               Schedule of Enhanced Yield Investments

               - June 30, 1999................................................8

               Notes to Financial Statements.................................10

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................13

      Item 3.  Quantitative and Qualitative Disclosure about Market Risk.....15

PART II.       OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K..............................15

SIGNATURE   .................................................................15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EQUUS CAPITAL PARTNERS, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                                                  1999          1998
                                                               ----------    ----------
ASSETS

Enhanced yield investments, at fair value
     (cost of $5,316,536 and $4,848,036, respectively) ....    $4,915,083    $4,871,402
Temporary cash investments, at cost which
     approximates fair value ..............................       204,932       336,672
Cash ......................................................         5,158         2,936
Accounts receivable .......................................          --         434,566
Accrued interest receivable ...............................        21,145          --
                                                               ----------    ----------

          Total assets ....................................    $5,146,318    $5,645,576
                                                               ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable .....................................    $    3,300    $   50,400
                                                               ----------    ----------

          Total liabilities ...............................         3,300        50,400
                                                               ----------    ----------

Commitments and contingencies

Partners' capital:
     Managing partner .....................................        73,979        78,501
     Independent general partners .........................         1,594         1,722
     Limited partners (12,310 Units issued and outstanding)     5,067,445     5,514,953
                                                               ----------    ----------

          Total partners' capital .........................     5,143,018     5,595,176
                                                               ----------    ----------

          Total liabilities and partners' capital .........    $5,146,318    $5,645,576
                                                               ==========    ==========

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                           1999           1998
                                                                         ---------     -----------
Investment income:

     Income from enhanced yield investments .........................    $  29,284     $     8,523
     Interest from temporary cash investments .......................        2,676           2,778
                                                                         ---------     -----------

          Total investment income ...................................       31,960          11,301
                                                                         ---------     -----------

Expenses:

     Management fee .................................................       21,372          31,926
     Independent general partner fees ...............................        9,750          13,125
     Mailing and printing expenses ..................................          783           5,733
     Administrative fees ............................................        6,705           5,115
     Professional fees ..............................................          265           1,500
                                                                         ---------     -----------

          Total expenses ............................................       38,875          57,399
                                                                         ---------     -----------

Net investment loss .................................................       (6,915)        (46,098)
                                                                         ---------     -----------

Unrealized appreciation (depreciation) of enhanced yield investments:
     End of period ..................................................     (401,453)      2,281,311
     Beginning of period ............................................     (403,845)      3,002,032
                                                                         ---------     -----------

          Increase (decrease) in unrealized appreciation ............        2,392        (720,721)
                                                                         ---------     -----------

          Net increase (decrease) in partners' capital
             from operations ........................................    $  (4,523)    $  (766,819)
                                                                         =========     ===========

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                            1999           1998
                                                                        ---------      -----------
Investment income:

     Income from enhanced yield investments .........................    $  53,779     $    16,754
     Interest from temporary cash investments .......................        6,485           6,127
                                                                         ---------     -----------

          Total investment income ...................................       60,264          22,881
                                                                         ---------     -----------

Expenses:

     Management fee .................................................       42,872          64,120
     Independent general partner fees ...............................       24,375          27,750
     Mailing and printing expenses ..................................        4,837           7,443
     Administrative fees ............................................       11,734          10,230
     Professional fees ..............................................        3,785           2,405
                                                                         ---------     -----------

          Total expenses ............................................       87,603         111,948
                                                                         ---------     -----------

Net investment loss .................................................      (27,339)        (89,067)
                                                                         ---------     -----------

Unrealized appreciation (depreciation) of enhanced yield investments:
     End of period ..................................................     (401,453)      2,281,311
     Beginning of period ............................................       23,366       2,480,991
                                                                         ---------     -----------

          Decrease in unrealized appreciation .......................     (424,819)       (199,680)
                                                                         ---------     -----------

          Net decrease in partners' capital
             from operations ........................................    $(452,158)    $ (288,747)
                                                                         =========     ===========

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)

                                                                     INDEPENDENT
                                                       MANAGING        GENERAL          LIMITED
                                          TOTAL        PARTNER         PARTNER          PARTNERS
                                       -----------     ---------     -------------     -----------
Partners' capital,
   December 31, 1998 ..............    $ 5,595,176     $  78,501     $       1,722     $ 5,514,953
                                       -----------     ---------     -------------     -----------

Investment activities:
   Investment income ..............         60,264           602                17          59,645
   Expenses .......................         87,603           876                25          86,702
                                       -----------     ---------     -------------     -----------

      Net investment loss .........        (27,339)         (274)               (8)        (27,057)

Decrease in unrealized appreciation
   of enhanced yield investments ..       (424,819)       (4,248)             (120)       (420,451)
                                       -----------     ---------     -------------     -----------

Net decrease in partners' capital .       (452,158)       (4,522)             (128)       (447,508)
                                       -----------     ---------     -------------     -----------

Partners' capital,
   June 30, 1999 ..................    $ 5,143,018     $  73,979     $       1,594     $ 5,067,445
                                       ===========     =========     =============     ===========

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

                                                                     INDEPENDENT
                                                       MANAGING        GENERAL          LIMITED
                                          TOTAL        PARTNER         PARTNER          PARTNERS
                                       -----------     ---------     -------------     -----------
Partners' capital,
   December 31, 1997 ..............    $ 9,233,915     $ 114,888     $       2,741     $ 9,116,286
                                       -----------     ---------     -------------     -----------

Investment activities:
   Investment income ..............         22,881           229                 6          22,646
   Expenses .......................        111,948         1,119                31         110,798
                                       -----------     ---------     -------------     -----------

      Net investment loss .........        (89,067)         (890)              (25)        (88,152)

Decrease in unrealized appreciation
   of enhanced yield investments ..       (199,680)       (1,997)              (57)       (197,626)
                                       -----------     ---------     -------------     -----------

Net decrease in partners' capital .       (288,747)       (2,887)              (82)       (285,778)
                                       -----------     ---------     -------------     -----------

Partners' capital,
   June 30, 1998 ..................    $ 8,945,168     $ 112,001     $       2,659     $ 8,830,508
                                       ===========     =========     =============     ===========

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                                      1999          1998
                                                                                   ---------     ---------
Cash flows from operating activities:
     Investment income received ...............................................    $  39,119     $  70,433
     Cash paid to management company, general partners
        and suppliers .........................................................     (134,703)     (140,682)
                                                                                   ---------     ---------

        Net cash used by operating activities .................................      (95,584)      (70,249)
                                                                                   ---------     ---------

Cash flows from investing activities:
     Purchase of enhanced yield investments ...................................     (125,000)         --
     Sale of enhanced yield investments .......................................       44,566        33,097
     Repayments of enhanced yield investments .................................       46,500        49,800
     Advance to portfolio company .............................................         --         (35,000)
                                                                                   ---------     ---------

        Net cash provided (used) by investing activities ......................      (33,934)       47,897
                                                                                   ---------     ---------

Net decrease in cash and cash equivalents .....................................     (129,518)      (22,352)

Cash and cash equivalents at beginning of period ..............................      339,608       244,445
                                                                                   ---------     ---------

Cash and cash equivalents at end of period ....................................    $ 210,090     $ 222,093
                                                                                   =========     =========

Reconciliation of net increase in partners' capital from operations to net cash used by operating activities:

     Net decrease in partners' capital from operations ........................    $(452,158)    $(288,747)

Adjustments to reconcile net decrease in
     partners' capital from operations to net cash used
         by operating activities:
     Decrease in unrealized appreciation
         of enhanced yield investments ........................................      424,819       199,680
     Decrease (increase) in accrued interest receivable .......................      (21,145)       47,552
     Decrease in accounts payable .............................................      (47,100)      (28,734)
                                                                                   ---------     ---------

Net cash used by operating activities .........................................    $ (95,584)    $ (70,249)
                                                                                   =========     =========

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                        SELECTED PER UNIT DATA AND RATIOS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                               1999          1998
                                                             --------      --------
Investment income .......................................    $   4.84      $   1.84
Expenses ................................................        7.04          9.00
                                                             --------      --------

Net investment loss .....................................       (2.20)        (7.16)

Decrease in unrealized appreciation of
     enhanced yield investments .........................      (34.16)       (16.06)
                                                             --------      --------

Net decrease in partners' capital from operations .......      (36.36)       (23.22)

Partners' capital, beginning of period ..................      448.01        740.56
                                                             --------      --------

Partners' capital, end of period ........................    $ 411.65      $ 717.34
                                                             ========      ========

Ratio of expenses to average partners' capital ..........        1.64%         1.23%

Ratio of net investment loss to average partners' capital       (0.51)%       (0.98)%

Ratio of net decrease in partners' capital  from
     operations to average partners' capital ............       (8.46)%       (3.18)%

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

                                                    DATE OF
                                                    INITIAL
PORTFOLIO COMPANY                                  INVESTMENT         COST       FAIR VALUE
-----------------                                 ------------    ----------    ----------
Artegraft, Inc. ..............................    January 1993
  -12% junior term promissory note ...........                     $  203,500    $  203,500
  -7% demand promissory note .................                        515,000       515,000
  -Warrant to buy up to 1,000 shares of
   common stock at $.01 per share
   through December 31, 2002 .................                             10        63,325
  -Warrant to buy up to 4,000 shares
   of common stock at $17.50 per share
   through December 31, 2002 .................                             40       186,675

Drypers Corporation (NASDAQ - DYPR) ..........      July 1991
  -226,590 shares of common stock ............                      1,314,413       611,297

E-B Holdings, Inc. ...........................    December 1995
  -12% promissory notes ......................                        580,293       440,293

Garden Ridge Corporation (NASDAQ - GRDG) .....      July 1992
  -57,376 shares of common stock .............                          6,375       264,360

MaxTech Holdings, Inc. .......................     March 1991
  -59,875 shares of common stock .............                         15,781            --
  -2,200,000 shares of 10% cumula-
   tive convertible preferred stock ..........                      1,500,000     2,200,000

Paracelsus Healthcare Corporation (NYSE - PLS)     April 1991
  -338,249 shares of common stock ............                      1,181,124       430,633
                                                                   ----------    ----------

      Total ..................................                     $5,316,536    $4,915,083
                                                                   ==========    ==========

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)
                                   (CONTINUED)

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

      As defined in the Investment Company Act of 1940, the Partnership is considered to have a controlling interest in Drypers Corporation, E-B Holdings, Inc. and MaxTech Holdings, Inc. The fair value of the Partnership's investments in Drypers Corporation, Garden Ridge Corporation and Paracelsus Healthcare Corporation includes discounts from the closing market price of $18,906, $8,176 and $13,319 to reflect the estimated effects of restrictions on the sale of such securities at June 30, 1999. Such discounts total $40,401 or $3.25 per unit. For the six months ended June 30, 1999 and 1998, respectively, there was no income earned on the Enhanced Yield Investments of companies in which the Partnership has a controlling interest.

      As defined in the Investment Company Act of 1940, all of the Partnership's investments are in eligible Enhanced Yield Investments. The Partnership provides significant managerial assistance to all of the Portfolio Companies in which it has invested, except Garden Ridge Corporation, comprising 95% of the total value of the Enhanced Yield Investments.

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

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

      The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. Payment of the incentive fees is subject to the payment of $3,316,388 in cumulative accrued priority returns owed to limited partners at June 30, 1999 (See Note 4). The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. Certain officers of the Management Company serve as directors of Portfolio Companies, and receive and retain fees in consideration for such service. The Management Company also has management agreements with the Managing Partner and Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

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

(4)   ALLOCATIONS AND DISTRIBUTIONS

      The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $3,316,388 at June 30, 1999 is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized.

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

(5)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest from a range of 3.68% to 4.51%, at June 30, 1999.

(6)   ENHANCED YIELD INVESTMENTS

      The Partnership made a Follow-on Investment of $515,000 in an Enhanced Yield Investment of one Portfolio Company during the six months ended June 30, 1999, which included $390,000 converted from an accounts receivable. The Partnership made no investments during the six months ended June 30, 1998.

(7)   ACCOUNTS RECEIVABLE

      The balance in "Accounts receivable" at December 31, 1998 included $44,566 in escrow payments related to the sale of the Partnership's investment in Industrial Equipment Rentals, Inc., which were received in January 1999 and a $390,000 cash advance to Artegraft, Inc. which was reclassified to the Partnership's investment in the form of a 7% promissory note due on demand by Artegraft, Inc. as of March 31, 1999.

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

      At June 30, 1999, the Partnership had $5,316,536 (at cost) invested in Enhanced Yield Investments of six companies.

      At June 30, 1999, the Partnership had $210,090 in cash and temporary cash investments. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments.

      Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

RESULTS OF OPERATIONS

INVESTMENT LOSS AND EXPENSES

      Net investment loss after all expenses amounted to $27,339 and $89,067 for the six months ended June 30, 1999 and 1998, respectively. The Partnership earned $53,779 and $16,754 in income from Enhanced Yield Investments during the six months ended June 30, 1999 and 1998, respectively. The higher income in 1999 was due primarily to the higher balance of an Enhanced Yield Investment in one Portfolio Company earning current income in 1999 as compared to 1998.

      The Management Company receives a management fee equal to 2.5% of the Available Capital, as defined. Such fee amounted to $42,872 and $64,120 for the six months ended June 30, 1999 and 1998, respectively. The steady decrease in management fees is due to the decrease in Available Capital for each respective year. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $3,316,388 at June 30, 1999. Based on current valuations of Enhanced Yield Investments, the Management Company would not receive any incentive fee upon the sale of the Partnership investments. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

UNREALIZED GAINS ON ENHANCED YIELD INVESTMENTS

      Unrealized appreciation of Enhanced Yield Investments decreased by $424,819 during the six months ended June 30, 1999. Such decrease resulted from the decrease in the estimated fair value of Enhanced Yield Investments of three companies.

      Unrealized appreciation of Enhanced Yield Investments decreased by $199,680 during the six months ended June 30, 1998. Such net decrease resulted from an increase of $882,346 in the estimated fair value of Enhanced Yield Investments of three companies and a decrease of $1,082,026 in the estimated fair value of Enhanced Yield Investments of two companies.

DISTRIBUTIONS

      The Partnership made no cash distributions during the six months ended June 30, 1999 and 1998. Cumulative cash distributions to limited partners from inception to June 30, 1999, were $7,336,047, or $600.53 per weighted average number of Units outstanding.

ENHANCED YIELD INVESTMENTS

      The Partnership made a Follow-on Investment of $515,000 in an Enhanced Yield Investment of one Portfolio Company during the six months ended June 30, 1999, which included $390,000 converted from an accounts receivable. The Partnership made no investments during the six months ended June 30, 1998.

      Of the companies in which the Partnership has investments at June 30, 1999, only Drypers Corporation, Garden Ridge Corporation and Paracelsus Healthcare Corporation are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

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

      The Management Company has identified its computer systems to be replaced and modified for Year 2000 compliance with installation anticipated to be completed by September 30, 1999. In addition, the Partnership has completed its inquiry of its major service providers as well as its Portfolio Companies to determine if they are in the process of reviewing their systems with the same goals. The Partnership has received assurances from all of its major service providers and its Portfolio Companies regarding Year 2000 compliance. However, although the Partnership has received assurances, there can be no guarantee that Year 2000 problems originating from these third parties, whose systems effect the Partnership, will not occur. The Partnership does not expect to incur any expenses related to Year 2000 issues. The Partnership will develop a contingency plan if significant risks related to Year 2000 are identified.

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

PART II - OTHER INFORMATION

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

Date: August 11, 1999               EQUUS CAPITAL PARTNERS, L.P.
                                    By:  Equus Capital Corporation
                                    Managing General Partner

                                    /S/ NOLAN LEHMANN
                                    ---------------------------------
                                    Nolan Lehmann
                                    President and Principal Financial
                                    and Accounting Officer