Form 10-Q
period 1999-09-30
EQUUS CAPITAL PARTNERS LP
filed 1999-11-12
CIK 843626

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1999

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

                                               Name of each exchange
         Title of each class                    on which registered

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

As of September 30, 1999, 12,187 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at September 30, 1999 was $398.38. There is no established market for such Units.

Documents incorporated by reference:  None.

                          EQUUS CAPITAL PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                      INDEX


                                                                            PAGE
PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Statements of Assets, Liabilities and Partners' Capital

           -September 30, 1999 and December 31, 1998 .....................   1

           Statements of Operations

           - For the three months ended September 30, 1999 and 1998 ......   2

           - For the nine months ended September 30, 1999 and 1998 .......   3

           Statements of Changes in Partners' Capital

           - For the nine months ended September 30, 1999 ................   4

           - For the nine months ended September 30, 1998 ................   5

           Statements of Cash Flows

           - For the nine months ended September 30, 1999 and 1998 .......   6

           Selected Per Unit Data and Ratios

           - For the nine months ended September 30, 1999 and 1998 .......   8

           Schedule of Enhanced Yield Investments

           - September 30, 1999 ..........................................   9

           Notes to Financial Statements .................................  11

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .....................................  14

  Item 3.  Quantitative and Qualitative Disclosure about Market Risk .....  16

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K ............................... 16

SIGNATURE ................................................................. 16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EQUUS CAPITAL PARTNERS, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)


                                                                             1999            1998
                                                                         ----------        ----------
ASSETS

Enhanced yield investments, at fair value
  (cost of $5,494,736 and $4,848,036, respectively) .............        $4,944,522        $4,871,402
Temporary cash investments, at cost which
  approximates fair value .......................................            18,583           336,672
Cash ............................................................             2,941             2,936
Accounts receivable .............................................              --             434,566
Accrued interest receivable .....................................            35,234              --
                                                                         ----------        ----------

        Total assets ............................................        $5,001,280        $5,645,576
                                                                         ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable ..............................................        $    3,300        $   50,400
  Notes payable to bank .........................................            20,000              --
                                                                         ----------        ----------

        Total liabilities .......................................            23,300            50,400
                                                                         ----------        ----------

Commitments and contingencies

Partners' capital:
  Managing partner ..............................................            72,329            78,501
  Independent general partners ..................................             1,547             1,722
  Limited partners (12,310 Units issued and outstanding) ........         4,904,104         5,514,953
                                                                         ----------        ----------

        Total partners' capital .................................         4,977,980         5,595,176
                                                                         ----------        ----------

        Total liabilities and partners' capital .................        $5,001,280        $5,645,576
                                                                         ==========        ==========

                         The accompanying notes are an
                 integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                                       1999             1998
                                                                                   -----------       -----------
Investment income:

  Income from enhanced yield investments ...................................       $    20,290       $     7,279
  Interest from temporary cash investments .................................             1,700             6,526
                                                                                   -----------       -----------

        Total investment income ............................................            21,990            13,805
                                                                                   -----------       -----------

Expenses:

  Management fees ..........................................................            21,329            22,139
  Independent general partner fees .........................................             9,750            14,625
  Mailing and printing expenses ............................................             1,436              (271)
  Administrative fees ......................................................             3,352             5,115
  Professional fees ........................................................             2,400             2,032
                                                                                   -----------       -----------

        Total expenses .....................................................            38,267            43,640
                                                                                   -----------       -----------

Net investment loss ........................................................           (16,277)          (29,835)
                                                                                   -----------       -----------

Realized gain on sale of enhanced yield investments ........................              --           2,696,846
                                                                                   -----------       -----------

Unrealized appreciation (depreciation) of enhanced yield investments:
  End of period ............................................................          (550,214)           73,957
  Beginning of period ......................................................          (401,453)        2,281,311
                                                                                   -----------       -----------

        Decrease in unrealized appreciation ................................          (148,761)       (2,207,354)
                                                                                   -----------       -----------

        Net increase (decrease) in partners' capital
           from operations .................................................       $  (165,038)      $   459,657
                                                                                   ===========       ===========


                         The accompanying notes are an
                 integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                                      1999             1998
                                                                                  -----------       -----------
Investment income:

   Income from enhanced yield investments ..................................      $    74,068       $    24,033
   Interest from temporary cash investments ................................            8,186            12,653
                                                                                  -----------       -----------

        Total investment income ............................................           82,254            36,686
                                                                                  -----------       -----------

Expenses:

   Management fees .........................................................           64,201            86,259
   Independent general partner fees ........................................           34,125            42,375
   Mailing and printing expenses ...........................................            6,273             7,172
   Administrative fees .....................................................           15,086            15,345
   Professional fees .......................................................            6,185             4,437
                                                                                  -----------       -----------

        Total expenses .....................................................          125,870           155,588
                                                                                  -----------       -----------

Net investment loss ........................................................          (43,616)         (118,902)
                                                                                  -----------       -----------

Realized gain on sale of enhanced yield investments ........................             --           2,696,846
                                                                                  -----------       -----------

Unrealized appreciation (depreciation) of enhanced yield investments:
   End of period ...........................................................         (550,214)           73,957
   Beginning of period .....................................................           23,366         2,480,991
                                                                                  -----------       -----------

        Decrease in unrealized appreciation ................................         (573,580)       (2,407,034)
                                                                                  -----------       -----------

        Net increase (decrease) in partners' capital
           from operations .................................................      $  (617,196)      $   170,910
                                                                                  ===========       ===========

                         The accompanying notes are an
                 integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                                            INDEPENDENT
                                                                          MANAGING            GENERAL             LIMITED
                                                       TOTAL              PARTNER             PARTNERS            PARTNERS
                                                    -----------         -----------         -----------         -----------
Partners' capital,
   December 31, 1998 .........................      $ 5,595,176         $    78,501         $     1,722         $ 5,514,953
                                                    -----------         -----------         -----------         -----------

Investment activities:
   Investment income .........................           82,254                 823                  23              81,408
   Expenses ..................................          125,870               1,259                  35             124,576
                                                    -----------         -----------         -----------         -----------

      Net investment loss ....................          (43,616)               (436)                (12)            (43,168)

Decrease in unrealized appreciation
   of enhanced yield investments .............         (573,580)             (5,736)               (163)           (567,681)
                                                    -----------         -----------         -----------         -----------

Net decrease in partners' capital ............         (617,196)             (6,172)               (175)           (610,849)
                                                    -----------         -----------         -----------         -----------

Partners' capital,
   September 30, 1999 ........................      $ 4,977,980         $    72,329         $     1,547         $ 4,904,104
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

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                                                                                INDEPENDENT
                                                                             MANAGING            GENERAL             LIMITED
                                                          TOTAL              PARTNER             PARTNERS            PARTNERS
                                                       -----------         -----------         -----------         -----------
Partners' capital,
   December 31, 1997 ............................      $ 9,233,915         $   114,888         $     2,741         $ 9,116,286
                                                       -----------         -----------         -----------         -----------

Investment activities:
   Investment income ............................           36,686                 367                  10              36,309
   Expenses .....................................          155,588               1,556                  44             153,988
                                                       -----------         -----------         -----------         -----------

      Net investment loss .......................         (118,902)             (1,189)                (34)           (117,679)

Realized gain on sale of
  enhanced yield investment .....................        2,696,846              26,969                 765           2,669,112

Decrease in unrealized appreciation
   of enhanced yield investments ................       (2,407,034)            (24,070)               (683)         (2,382,281)

Distribution to partners ........................       (3,731,359)            (37,314)             (1,045)         (3,693,000)
                                                       -----------         -----------         -----------         -----------

Net decrease in partners' capital ...............       (3,560,449)            (35,604)               (998)         (3,523,847)
                                                       -----------         -----------         -----------         -----------

Partners' capital,
   September 30, 1998 ...........................      $ 5,673,466         $    79,284         $     1,744         $ 5,592,439
                                                       ===========         ===========         ===========         ===========


                         The accompanying notes are an
                 integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                         1999             1998
                                                                     -----------      -----------

Cash flows from operating activities:
     Investment income received ...............................      $    47,020      $    85,238
     Cash paid to management company, general partners
        and suppliers .........................................         (172,970)        (199,022)
                                                                     -----------      -----------

        Net cash used by operating activities .................         (125,950)        (113,784)
                                                                     -----------      -----------

Cash flows from investing activities:
     Purchase of enhanced yield investments ...................         (312,500)            --
     Sale of enhanced yield investments .......................           44,566        4,249,920
     Repayments of enhanced yield investments .................           55,800           74,700
     Advance to portfolio company .............................             --           (240,000)
                                                                     -----------      -----------

        Net cash provided (used) by investing activities ......         (212,134)       4,084,620
                                                                     -----------      -----------

Cash flows from financing activities:
     Advances from bank .......................................           20,000             --
     Distributions to partners ................................             --         (3,731,359)
                                                                     -----------      -----------
     Net cash provided (used) by financing activities .........           20,000       (3,731,359)
                                                                     -----------      -----------

Net increase (decrease) in cash and cash equivalents ..........         (318,084)         239,477

Cash and cash equivalents at beginning of period ..............          339,608          244,445
                                                                     -----------      -----------

Cash and cash equivalents at end of period ....................      $    21,524      $   483,922
                                                                     ===========      ===========

                         The accompanying notes are an
                 integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                                           1999             1998
                                                                                       -----------       -----------

Reconciliation of net increase (decrease) in partners' capital from operations to net cash used by operating activities:

     Net increase (decrease) in partners' capital from operations ................     $  (617,196)      $   170,910

Adjustments to reconcile net increase (decrease) in
     partners' capital from operations to net cash used
         by operating activities:
     Realized gain on sale
         of enhanced yield investments ...........................................            --          (2,696,846)
     Decrease in unrealized appreciation
         of enhanced yield investments ...........................................         573,580         2,407,034
     Decrease (increase) in accrued interest receivable ..........................         (35,234)           48,552
     Decrease in accounts payable ................................................         (47,100)          (43,434)
                                                                                       -----------       -----------

Net cash used by operating activities ............................................     $  (125,950)      $  (113,784)
                                                                                       ===========       ===========

                         The accompanying notes are an
                 integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                        SELECTED PER UNIT DATA AND RATIOS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                            1999          1998
                                                                          -------        -------
Investment income ..................................................      $  6.61        $  2.95
Expenses ...........................................................        10.12          12.51
                                                                          -------        -------

Net investment loss ................................................        (3.51)         (9.56)

Realized gain on sale of
    enhanced yield investments .....................................         --           216.82

Decrease in unrealized appreciation of
     enhanced yield investments ....................................       (46.12)       (193.52)
                                                                          -------        -------

Net increase (decrease) in partners' capital from operations .......       (49.63)         13.74

Distribution to partners ...........................................         --          (300.00)
                                                                          -------        -------

Net decrease in partners' captial ..................................       (49.63)       (286.26)

Partners' capital, beginning of period .............................       448.01         740.56
                                                                          -------        -------

Partners' capital, end of period ...................................      $398.38        $454.30
                                                                          =======        =======

Ratio of expenses to average partners' capital .....................         2.39%          2.09%

Ratio of net investment loss to average partners' capital ..........        (0.83)%        (1.60)%

Ratio of net increase (decrease) in partners' capital  from
     operations to average partners' capital .......................       (11.73)%         2.29%


                         The accompanying notes are an
                 integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                               DATE OF
PORTFOLIO COMPANY                                         INITIAL INVESTMENT               COST                 FAIR VALUE
-----------------                                        --------------------          ------------             -----------
Artegraft, Inc.                                              January 1993
  - 12% junior term promissory note                                                     $   194,200             $   194,200
  - 7% demand promissory note                                                               702,500                 702,500
  - Warrant to buy up to 1,000 shares of
    common stock at $.01 per share
    through December 31, 2002                                                                    10                       -
  - Warrant to buy up to 4,000 shares
    of common stock at $17.50 per share
    through December 31, 2002                                                                    40                       -

Drypers Corporation (NASDAQ - DYPR)                           July 1991
  - 226,590 shares of common stock                                                        1,314,413                 652,563

E-B Holdings, Inc.                                          December 1995
  - 12% promissory notes                                                                    580,293                 300,000

Garden Ridge Corporation (NASDAQ - GRDG)                      July 1992
  - 57,376 shares of common stock                                                             6,375                 403,497

MaxTech Holdings, Inc.                                        March 1991
  - 59,875 shares of common stock                                                            15,781                       -
  - 2,200,000 shares of 10% cumulative
    convertible preferred stock                                                           1,500,000               2,200,000

Paracelsus Healthcare Corporation (NYSE - PLS)                April 1991
  - 540,481 shares of common stock                                                        1,181,124                 491,762
                                                                                        -----------             -----------

      Total                                                                             $ 5,494,736             $ 4,944,522
                                                                                        ===========             ===========

                         The accompanying notes are an
                 integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)
                                   (CONTINUED)


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

      As defined in the Investment Company Act of 1940, the Partnership is considered to have a controlling interest in Drypers Corporation, E-B Holdings, Inc. and MaxTech Holdings, Inc. The fair value of the Partnership's investments in Drypers Corporation, Garden Ridge Corporation and Paracelsus Healthcare Corporation includes discounts from the closing market price of $20,182, $12,479 and $15,209 to reflect the estimated effects of restrictions on the sale of such securities at September 30, 1999. Such discounts total $47,870 or $3.85 per unit. For the nine months ended September 30, 1999 and 1998, respectively, there was no income earned on the Enhanced Yield Investments of companies in which the Partnership has a controlling interest.

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

                          EQUUS CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


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

      The Partnership seeks to achieve current income and capital appreciation principally by making investments in "mezzanine" securities, consisting primarily of subordinated debt or preferred stock combined with equity participations in common stock or rights to acquire common stock, and subsequently disposing of such investments ("Enhanced Yield Investments"). The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership will terminate by December 31, 1999, subject to the right of the Independent General Partners (as defined below) to extend the term for up to four additional years if they determine that such extension is in the best interest of the Partnership. At a meeting in November 1999, the Independent General Partners extended the termination date to December 2000.

(2)   MANAGEMENT

      The Partnership has three general partners, consisting of the Managing Partner and two independent, individual general partners (the "Independent General Partners"). As compensation for services rendered to the Partnership, each Independent General Partner receives an annual fee of $13,500, and a fee of $1,500 for each meeting of the Independent General Partners attended and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. Pursuant to the Partnership agreement, the Managing Partner has made a general partner's capital contribution to the Partnership of $125,316, or approximately one percent of the Partnership's contributed capital, and each Independent General Partner has made a capital contribution of $1,000.

      The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. Payment of the incentive fees is subject to the payment of $3,482,701 in cumulative accrued priority returns owed to limited partners at September 30, 1999 (See Note 4). The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. Certain officers of the Management Company serve as directors of Portfolio Companies, and receive and retain fees in consideration for such service. The Management Company also has management agreements with the Managing Partner and Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity

Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

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

(4)   ALLOCATIONS AND DISTRIBUTIONS

      The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $3,482,701 at September 30, 1999 is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized.

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

      The partnership made cash distributions of $3,731,359 including $300 per Unit to limited partners, during the nine months ended September 30, 1998.

(5)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest from a range of 3.68% to 3.94%, at September 30, 1999.

(6)   ENHANCED YIELD INVESTMENTS

      The Partnership made a Follow-on Investment of $702,500 in an Enhanced Yield Investment of one Portfolio Company during the nine months ended September 30, 1999, which included $390,000 converted from an accounts receivable. The Partnership made no investments during the nine months ended September 30, 1998.

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

(8)   NOTE PAYABLE TO BANK

      The Partnership has a $250,000 line of credit promissory note with Bank of America, N.A., with interest payable at prime (prime at September 30, 1999 was 8.25%) that expires on March 21, 2000. The Partnership had $20,000 outstanding on such line of credit at September 30, 1999, which is secured by the Partnership's investments in Drypers Corporation and Garden Ridge Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership's total contributed capital was $12,435,691, consisting of $12,307,375 (net of $2,625 in selling commission discounts on sales to affiliates) for 12,310 units of limited partners' interests ("Units") from 1,428 limited partners, $125,316 from the Managing Partner and $3,000 from the Independent General Partners. Net proceeds to the Partnership, after payment of selling commissions and wholesale marketing assistance fees of $1,228,375 and payment of $615,500 as reimbursement of offering costs, were $10,591,816. The Partnership will terminate by December 31, 1999, subject to the right of the Independent General Partners to extend the term for up to four additional years if they determine that such extension is in the best interest of the Partnership. At a meeting in November 1999, the Independent General Partners extended the termination date to December 2000.

      At September 30, 1999, the Partnership had $5,494,736 (at cost) invested in Enhanced Yield Investments of six companies.

      At September 30, 1999, the Partnership had $21,524 in cash and temporary cash investments. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments or may borrow on its $250,000 line of credit at a bank. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments.

      Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

RESULTS OF OPERATIONS

INVESTMENT LOSS AND EXPENSES

      Net investment loss after all expenses amounted to $43,616 and $118,902 for the nine months ended September 30, 1999 and 1998, respectively. The Partnership earned $74,068 and $24,033 in income from Enhanced Yield Investments during the nine months ended September 30, 1999 and 1998, respectively. The higher income in 1999 was due primarily to the higher balance of an Enhanced Yield Investment in one Portfolio Company earning current income in 1999 as compared to 1998.

      The Management Company receives a management fee equal to 2.5% of the Available Capital, as defined. Such fee amounted to $64,201 and $86,259 for the nine months ended September 30, 1999 and 1998, respectively. The steady decrease in management fees is due to the decrease in Available Capital for each respective year. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $3,482,701 at September 30, 1999. Based on current valuations of Enhanced Yield Investments, the Management Company would not receive any incentive fee upon the sale of the Partnership's investments. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

UNREALIZED GAINS ON ENHANCED YIELD INVESTMENTS

      Unrealized appreciation of Enhanced Yield Investments decreased by $573,580 during the nine months ended September 30, 1999. Such decrease resulted from the decrease in the estimated fair value of

Enhanced Yield Investments of five companies.

      Unrealized appreciation of Enhanced Yield Investments decreased by $2,407,034 during the nine months ended September 30, 1998 due to the decrease in the estimated fair value of Enhanced Yield Investments of four companies.

DISTRIBUTIONS

       The Partnership made no cash distributions during the nine months ended September 30, 1999. The Partnership made cash distributions of $3,731,359 including $300 per Unit to limited partners, during the nine months ended September 30, 1998. Cumulative cash distributions to limited partners from inception to September 30, 1999, were $7,336,047, or $600.53 per weighted average number of Units outstanding.

ENHANCED YIELD INVESTMENTS

      The Partnership made a Follow-on Investment of $702,500 in an Enhanced Yield Investment of one Portfolio Company during the nine months ended September 30, 1999, which included $390,000 converted from an accounts receivable. The Partnership made no investments during the nine months ended September 30, 1998.

      During the third quarter 1999, the Fund received an additional 202,232 shares of Paracelsus Healthcare Corporation ("PLS") common stock pursuant to a purchase price adjustment from the Champion / PLS Healthcare merger.

      Of the companies in which the Partnership has investments at September 30, 1999, only Drypers Corporation, Garden Ridge Corporation and Paracelsus Healthcare Corporation are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

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

      The Management Company had identified its computer systems to be replaced and modified for Year 2000 compliance and installation was completed on September 30, 1999. In addition, the Partnership has completed its inquiry of its major service providers as well as its Portfolio Companies to determine if they are in the process of reviewing their systems with the same goals. The Partnership has received assurances from all of its major service providers and its Portfolio Companies regarding Year 2000 compliance. However, although the Partnership has received assurances, there can be no guarantee that Year 2000 problems originating from these third parties, whose systems affect the Partnership, will not occur. The Partnership does not expect to incur any expenses related to Year 2000 issues. The Partnership will develop a contingency plan if significant risks related to Year 2000 are identified.

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

      A portion of the Partnership's investment portfolio consists of debt and equity investments in private companies. The Partnership would anticipate no impact on these investments from modest changes in public market equity prices. However, should significant changes in market equity prices occur, there could be a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. A portion of the Partnership's investment portfolio also consists of common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities.

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


Date: November 11, 1999                EQUUS CAPITAL PARTNERS, L.P.
                                       By: Equus Capital Corporation
                                           Managing General Partner

                                       /s/ NOLAN LEHMANN
                                           Nolan Lehmann
                                           President and Principal Financial
                                           and Accounting Officer