Form 10-K405
period 1999-12-31
EQUUS CAPITAL PARTNERS LP
filed 2000-02-24
CIK 843626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

 X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
---   1934 (FEE REQUIRED)

For the fiscal period ended December 31, 1999

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number 0-17526

                          EQUUS CAPITAL PARTNERS, L.P.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                76-0264305
  ---------------------------------       ------------------------------------
   (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)

      2929 Allen Parkway, Suite 2500
             HOUSTON, TEXAS                         77019-2120
      ------------------------------                ----------
          (Address of principal                     (Zip Code)
           executive offices)

Registrant's telephone number, including area code:   (713) 529-0900
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERS' INTERESTS
                      ------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this 10-K. [X]

As of December 31, 1999, 12,187 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at December 31, 1999 was $463.95. There is no established market for such Units.

                  Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

PART I                                                                     PAGE
                                                                           ----
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
                     Financial Condition and Results of
                     Operations.............................................12
      Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.14
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

PART IV

      Item 14.    Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K................................39

ITEM 1   BUSINESS.

      Equus Capital Partners, L.P. (the "Partnership") is a limited partnership organized under Delaware law on December 1, 1988, and elected to be a business development company under the Investment Company Act of 1940 (the "Investment Company Act"). The Partnership's total contributed capital was $12,435,691, consisting of $12,307,375 for 12,310 Units from 1,428 limited partners, $125,316 from the Managing Partner and $3,000 from the Independent General Partners. The investment objective of the Partnership is to achieve current income and capital appreciation principally by making investments in "mezzanine" securities, consisting primarily of subordinated debt or preferred stock combined with equity participations in common stock or rights to acquire common stock, and subsequently disposing of such investments. The Partnership Agreement provides for termination of the Partnership on December 31, 1999, subject to the right of the Independent General Partners to extend the term for up to four additional years if they determine it is in the best interest of the Partnership. At a meeting in November 1999, the Independent General Partners extended the termination date for one year to December 31, 2000.

      Equus Capital Corporation, a Delaware corporation (the "Managing Partner"), is the managing general partner of the Partnership and is responsible for approving the Partnership's investments, arranging additional financing for companies in which the Partnership invests ("Portfolio Companies") and providing management assistance to Portfolio Companies.

      Two independent individuals (the "Independent General Partners") also serve as general partners of the Partnership. The Independent General Partners are responsible for providing overall guidance and supervision of the Partnership, approving the Partnership's investments and performing various duties imposed on disinterested directors of a business development company by the Investment Company Act. Among other things, the Independent General Partners supervise the management arrangements for the Partnership, the custody arrangements with respect to portfolio securities, the selection of independent accountants, fidelity bonding and any transactions with affiliates.

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

      The Partnership's office is located at 2929 Allen Parkway, Suite 2500, Houston, Texas 77019-2120, and its telephone number is (713) 529-0900.

      The Partnership has no employees.

GENERAL

      The investment objective of the Partnership is to achieve current income and capital appreciation principally by making investments in "mezzanine" securities, consisting primarily of subordinated debt or preferred stock combined with equity participations in common stock or rights to acquire common stock, and subsequently disposing of such investments. Such investments are collectively referred to herein as "Enhanced Yield Investments." The Partnership completed its initial investment program in 1993, and has made and may only make follow-on investments in existing portfolio companies after such date.

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

CURRENT PORTFOLIO COMPANIES

      The following is a description of the Partnership's investments as of December 31, 1999:

      ARTEGRAFT, INC.

      Artegraft, Inc. ("Artegraft"), Morristown, New Jersey, manufactures and distributes a specialty surgical product line consisting of bovine vascular prostheses used in hemodialysis and other healthcare procedures. At December 31, 1999, the Partnership's investment in Artegraft, valued at $850,200, with a cost of $850,250, consisted of $147,700 in a 12% junior term promissory note, $702,500 in a 7% demand promissory note, and warrants to buy up to 1,000 and 4,000 shares of common stock for $0.01 and $17.50 per share, respectively. The Partnership's investment represents a 24% fully-diluted equity interest in Artegraft. Tracy H. Cohen, a Vice President of the Managing Partner and Management Company, serves as a director of Artegraft.

      DRYPERS CORPORATION (NASDAQ: DYPR)

      Drypers Corporation ("Drypers"), Houston, Texas, manufactures and markets disposable baby diapers and other consumer products under the trade name Drypers(R) and under various store label brands. Drypers is believed to be the third leading branded diaper manufacturer in the United States, and has manufacturing facilities in Marion, Ohio; Vancouver, Washington; Buenos Aires, Argentina; Guadalajara, Mexico; Sao Paulo, Brazil; Puerto Rico and Malaysia. The December 31, 1999 closing price of Drypers' common stock on the NASDAQ National Market was $2.4062 per share. At December 31, 1999, the Partnership's investment in Drypers, valued at $528,864 with a cost of $1,314,413, consisted of 226,590 shares of common stock. The stock was valued at a discounted average price of $2.334 per share due to restrictions on the Partnership's ability to sell such stock. This discount results in an aggregate reduction in value from the market price on such date of $16,357. The Partnership's investment represents an approximate 1% fully-diluted equity interest in Drypers. Nolan Lehmann, the President of the Managing Partner and Management Company, and Gary L. Forbes, a Vice President of the Managing Partner and Management Company serve as directors of Drypers.

      MAXTECH HOLDINGS, INC.

      MaxTech Holdings, Inc. ("MaxTech"), Dallas, Texas, provides environmental and engineering consulting services and has approximately 45 offices throughout the United States. At December 31, 1999, the Partnership's investment in MaxTech, valued at $3,200,000 with a cost of $1,515,781, consisted of 59,875 shares of common stock and 2,200,000 shares of 10% cumulative convertible preferred stock. The Partnership's investment represents an approximate 33% fully-diluted equity interest in MaxTech. Mr. Forbes serves on the Board of Directors of MaxTech.

      PARACELSUS HEALTHCARE CORPORATION (NYSE: PLS)

      Paracelsus Healthcare Corporation ("PLS"), Houston, Texas, owns or operates, directly or through hospital partnerships, ten acute-care hospitals in six states. The December 31, 1999 closing price of PLS's common stock on the New York Stock Exchange was $0.4375 per share. At December 31, 1999, the Partnership's investment in PLS, valued at $229,367 with a cost of $1,181,124, consisted of 540,481 shares of common stock. The common stock of PLS was valued at a discounted average price of $0.4249 per share due to restrictions on the Partnership's ability to sell such stock. The discount results in an aggregate reduction in value from the market price on such date of approximately $7,094. The Partnership's investment in PLS represents less than 1% of the fully-diluted equity interest in PLS. Mr. Lehmann serves on PLS's Board of Directors.

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

      E-B HOLDINGS, INC.

      E-B Holdings, Inc. ("E-B"), Houston, Texas, owned interests in two restaurants in the Houston area. The Partnership's investment in E-B, with a cost of $580,293, consisted of 12% promissory notes valued at $290,000. In December 1999, the Partnership sold its investment for $290,000, net of expenses, realizing a capital loss of $290,293.

      GARDEN RIDGE CORPORATION (NASDAQ: GRDG)

      Garden Ridge Corporation ("GRDG"), Houston, Texas, is a specialty retailer of crafts and home decorative items. GRDG operates 33 megastores in 12 states and is continuing its expansion into other areas of the United States. The Partnership sold portions of its investment in 1995 and 1996, resulting in capital gains of $1,768,176. In 1999, the Partnership sold its remaining shares, resulting in capital gains of $653,472.

      INDEPENDENT GAS COMPANY HOLDINGS, INC.

      Independent Gas Company Holdings, Inc. ("IGC"), Canute, Oklahoma, acquires and manages established propane gas distributors, primarily serving rural Texas and Oklahoma markets. The Partnership's investment in IGC, with an original cost of $1,519,977, consisted of 16,267 shares of common stock, 1,281 shares of 9% Series A preferred stock and 215 shares of Series C preferred stock. On September 14, 1998, the Partnership sold its investment in IGC for $4,051,340, realizing a capital gain of $2,531,363.

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

      MEDIFIT OF AMERICA, INC.

      Medifit of America, Inc. ("Medifit"), Teaneck, New Jersey, provided comprehensive outpatient rehabilitation services from over 15 facilities in six states. Medifit sold the majority of its assets. The Partnership's investment in Medifit had a cost of $1,000,163, and consisted of 190,476 shares of Series D preferred stock and warrants to buy 9,054 and 76,379 shares of common stock for $3.75 and $0.01 per share, respectively. On December 21, 1997, the Partnership sold its investment in Medifit for $10, realizing a capital loss of $1,000,153.

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

VALUATION

      The Managing Partner performs a valuation of the assets and portfolio investments held by the Partnership on a quarterly basis, subject to the approval of the Independent General Partners. Valuations of portfolio securities are performed in accordance with generally accepted accounting principles and the financial reporting policies of the SEC. The applicable methods prescribed by such principles and policies are described below.

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

      The Partnership has a line of credit in the amount of $250,000 with Bank of America, N.A. at December 31, 1999. There was no balance outstanding on such line at December 31, 1999. The Partnership did not borrow any funds in 1997 or 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of 1999.

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS.

      There is no established public trading market for the Partnership's Units. The Partnership had 1,341 limited partners at December 31, 1999. No cash distributions were made in 1999, but the Independent General Partners authorized a distribution of $50 per Unit, or $615,500, at a meeting on February 1, 2000, to be paid on or before March 31, 2000. The Partnership made cash distributions of $3,693,000 and $2,462,000 to limited partners during 1998 and 1997, respectively. The amounts distributed to limited partners were $300 and $200 per Unit in 1998 and 1997, respectively.

ITEM 6.     SELECTED FINANCIAL DATA.

      Following is a summary of selected financial data of the Partnership for the five years ended December 31, 1999.

                                               1999             1998             1997             1996             1995
                                           ------------     ------------     ------------     ------------     ------------
Investment income .....................    $    120,554     $     62,301     $    296,812     $    172,416     $    340,077

Net investment loss ...................    $    (88,420)    $   (191,167)    $    (45,796)    $   (198,486)    $   (131,580)

Realized gain (loss) on sales
  of enhanced yield investments, net ..    $    363,179     $  2,741,412     $        839     $  1,041,510     $   (586,826)

Increase (decrease) in
  unrealized appreciation
  of enhanced yield investments, net ..    $    (76,503)    $ (2,457,625)    $  1,754,670     $ (3,607,120)    $  3,173,151

Net increase (decrease) in
  partners' capital from
  operations ..........................    $    198,256     $     92,620     $  1,709,713     $ (2,764,096)    $  2,454,745

Distributions to partners .............    $       --       $  3,731,359     $  2,487,572     $    310,947     $       --

Total assets ..........................    $  5,850,232     $  5,645,576     $  9,280,649     $ 10,054,874     $ 13,572,950

Partners' capital, end of year ........    $  5,793,432     $  5,595,176     $  9,233,915     $ 10,011,774     $ 13,086,817

Cost of enhanced yield
   investments made during year .......    $    702,500     $       --       $      5,413     $    100,236     $    561,044

Net cash used by
  operating activities ................    $   (141,049)    $   (128,119)    $    (29,230)    $   (254,581)    $   (222,266)

Per Unit of limited partners' interest:

Net investment loss ...................    $      (7.11)    $     (15.37)    $      (3.68)    $     (15.96)    $     (10.58)

Realized gain (loss) on
   sales of enhanced
   yield investments, net .............    $      29.20     $     220.41     $       0.07     $      83.74     $     (47.18)

Increase (decrease) in
   unrealized appreciation
   of enhanced yield
   investments, net ...................    $      (6.15)    $    (197.59)    $     141.07     $    (290.01)    $     255.12

Distributions to partners .............    $       --       $     300.00     $     200.00     $      25.00     $       --

Partners' capital, end of year ........    $     463.95     $     448.01     $     740.56     $     803.10     $   1,050.33

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

      At December 31, 1999, the Partnership had $4,861,568 (at cost) invested in Enhanced Yield Investments of four companies.

      At December 31, 1999, the Partnership had $683,472 in cash and temporary cash investments. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments or may borrow on its $250,000 line of credit at a bank. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments.

      Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

RESULTS OF OPERATIONS

INVESTMENT LOSS AND EXPENSES

      Net investment loss after all expenses amounted to $88,420, $191,167 and $45,796 for the years ended December 31, 1999, 1998 and 1997, respectively. Interest income from temporary cash investments was $8,631, $18,127 and $22,062 for the years ended December 31, 1999, 1998 and 1997, respectively. The higher amounts in 1998 and 1997 as compared to 1999 were due to the higher average balance of temporary cash investments resulting from proceeds received by the Partnership in 1998 and 1997 from the sale of Enhanced Yield Investments. The Partnership earned $111,923, $44,174 and $274,750 in income from Enhanced Yield Investments during the years ended December 31, 1999, 1998 and 1997, respectively. The higher balance in 1997 as compared to 1999 and 1998 was primarily due to one Portfolio Company which paid dividends of $161,132 on preferred stock held by the Partnership in 1997 but did not declare or pay dividends in 1999 or 1998, and interest income of $37,722 that the Partnership had earned in 1997 from an Enhanced Yield Investment which was sold in 1998. The increase in 1999 as compared to 1998 was primarily due to income associated with $702,500 invested in a promissory note during 1999.

      The Management Company receives a management fee equal to 2.5% of the Available Capital, as defined. Such fee amounted to $83,677, $108,210 and $177,669 for the years ended December 31, 1999, 1998 and 1997, respectively. The steady decrease in management fees is due to the decrease in Available Capital for each respective year. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $3,651,398 and $3,003,962 at December 31, 1999 and 1998, respectively. Based on current valuations of Enhanced Yield Investments, the Management Company would not receive any incentive fee upon the sale of the Partnership's investments. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

REALIZED GAIN OR LOSS ON ENHANCED YIELD INVESTMENTS

      During 1999, the Partnership realized a net capital gain of $363,179. In December 1999, the Partnership realized a capital gain of $653,472 from the sale of 57,376 shares of Garden Ridge Corporation ("GRDG") common stock for $659,847. In addition, the Partnership sold its investment in E-B Holdings, Inc. for $290,000, realizing a capital loss of $290,293.

      During 1998, the Partnership realized a net capital gain of $2,741,412. On September 14, 1998, the Partnership sold its investment in Independent Gas Company Holdings, Inc. for $4,051,340, realizing a capital gain of $2,531,363. In addition, the Partnership realized a capital gain in 1998 due to the receipt of additional compensation of $210,049 related to the 1997 sale of the Enhanced Yield Investment in Industrial Equipment Rentals, Inc.

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

UNREALIZED GAINS ON ENHANCED YIELD INVESTMENTS

      Unrealized appreciation of Enhanced Yield Investments decreased by $76,503 during the year ended December 31, 1999. Such decrease resulted from the increase of $1,000,000 in the estimated fair value of Enhanced Yield Investments of one company, the decrease in the estimated fair value of Enhanced Yield Investments of three companies of $718,479 and the transfer of $358,024 from net unrealized appreciation to net realized gains from the sale of two Enhanced Yield Investments.

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

DISTRIBUTIONS

      No cash distributions were made by the Partnership during the year ended December 31, 1999, but the Independent General Partners authorized a distribution of $50 per Unit, or $615,500, at a meeting on February 1, 2000, to be paid on or before March 31, 2000. During 1998 and 1997, the Partnership made cash distributions of $3,731,359 and $2,487,572, respectively. The limited partners' share of such distributions amounted to $300 and $200 per Unit during 1998 and 1997, respectively. Cumulative cash distributions to limited partners from inception to December 31, 1999 were $7,336,047, or $600.53 per weighted average number of Units outstanding.

ENHANCED YIELD INVESTMENTS

      The Partnership has made no new investments during 1999 and 1998. During 1999, the Partnership made a Follow-on Investment of $702,500 in an Enhanced Yield Investment of one Portfolio, which included $390,000 converted from an account receivable. In addition, during 1999, the Fund received an additional 202,232 shares of Paracelsus Healthcare Corporation ("PLS") common stock pursuant to a price adjustment from the merger of Champion Healthcare Corporation, a former portfolio company, with PLS in 1996.

      During 1997, the Partnership exercised its warrants to buy 2,246 shares of common stock of Drypers Corporation for $5,413.

      Of the companies in which the Partnership held investments at December 31, 1999, only Drypers Corporation and Paracelsus Healthcare Corporation are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

YEAR 2000

      Many computer software systems could not properly process date-related information from and after January 1, 2000. Should any of the computer systems employed by the Management Company, any of the Partnership's other major service providers, or companies in which the Partnership has an investment, fail to process this type of information properly, that could have a negative impact on the Partnership's operations and the services provided to the Partnership's limited partners.

       In order to address the Year 2000 issue, the Management Company identified its computer systems to be replaced and modified for Year 2000 compliance with installation completed by year end. In addition, the Partnership completed its inquiry of its major service providers as well as its Portfolio Companies to determine if they were in the process of reviewing their systems with the same goals. As of December 31, 1999, the Partnership had received assurances from all of its major service providers and its Portfolio Companies regarding Year 2000 compliance. However, although the Partnership had received assurances, there could be no guarantee that Year 2000 problems originating from these third parties, whose systems affect the Partnership, would not occur. The Partnership did not incur any expenses related to Year 2000 issues.

      As of February 22, 2000, the Partnership has not experienced and does not anticipate any significant problems related to the Year 2000 issue. The Partnership's revenue and spending patterns were not affected by any issues related to the Year 2000 problem. Based on information available at this time, the Partnership cannot be certain that Year 2000 problems originating internally or from its major service providers or Portfolio Companies will not occur. The Partnership will develop a plan to address problems related to Year 2000 if problems are identified.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. In addition, changes in market interest rates are not typically a significant factor in the Partnership's determination of fair values of these debt securities. The Partnership's debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    Report of Independent Public Accountants

To the Independent General Partners of
   Equus Capital Partners, L.P.:

      We have audited the accompanying statements of assets, liabilities and partners' capital of Equus Capital Partners, L.P. (a Delaware limited partnership), including the schedules of enhanced yield investments, as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1999, and the selected per unit data and ratios for each of the five years in the period ended December 31, 1999. These financial statements and selected per unit data and ratios are the responsibility of Equus Capital Corporation (the "Managing Partner"). Our responsibility is to express an opinion on these financial statements, schedules of enhanced yield investments and selected per unit data and ratios based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per unit data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and selected per unit data and ratios. Our procedures included physical inspection or confirmation of securities owned as of December 31, 1999 and 1998. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 3, the financial statements include enhanced yield investments valued at $4,808,431 (83% of partners' capital) and $4,871,402 (87% of partners' capital) as of December 31, 1999 and 1998, respectively, whose values have been estimated by the Managing Partner and approved by the Independent General Partners in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing Partner in arriving at its estimate of value of such investments and have inspected the underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation is appropriate. However, because of the inherent uncertainty of valuation, the Managing Partner's estimate of values may differ significantly from the values that would have been used had a ready market existed for the investments and the differences could be material.

      In our opinion, the financial statements and selected per unit data and ratios referred to above present fairly, in all material respects, the financial position of Equus Capital Partners, L.P. as of December 31, 1999 and 1998, and the results of its operations, changes in its partners' capital and its cash flows for each of the three years in the period ended December 31, 1999, and the selected per unit data and ratios for each of the five years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Houston, Texas
February 15, 2000

                          EQUUS CAPITAL PARTNERS, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                           DECEMBER 31, 1999 AND 1998

                                                                  1999          1998
                                                               ----------    ----------
ASSETS

Enhanced yield investments, at fair value
     (cost of $4,861,568 and $4,848,036, respectively) ....    $4,808,431    $4,871,402
Temporary cash investments, at cost which
     approximates fair value ..............................       679,253       336,672
Cash ......................................................         4,219         2,936
Accounts receivable .......................................       315,036       434,566
Accrued interest receivable ...............................        43,293          --
                                                               ----------    ----------

          Total assets ....................................    $5,850,232    $5,645,576
                                                               ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable .....................................    $   56,800    $   50,400
                                                               ----------    ----------

          Total liabilities ...............................        56,800        50,400
                                                               ----------    ----------

Commitments and contingencies

Partners' capital:
     Managing partner .....................................        80,484        78,501
     Independent general partners .........................         1,778         1,722
     Limited partners (12,310 Units issued and outstanding)     5,711,170     5,514,953
                                                               ----------    ----------

          Total partners' capital .........................     5,793,432     5,595,176
                                                               ----------    ----------

          Total liabilities and partners' capital .........    $5,850,232    $5,645,576
                                                               ==========    ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                             STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                          1999           1998            1997
                                                      -----------     -----------     -----------
Investment income:

     Income from enhanced yield investments ......    $   111,923     $    44,174     $   274,750
     Interest from temporary cash investments ....          8,631          18,127          22,062
                                                      -----------     -----------     -----------

         Total investment income .................        120,554          62,301         296,812
                                                      -----------     -----------     -----------

Expenses:

     Management fee ..............................         83,677         108,210         177,669
     Independent general partners' fees ..........         44,293          59,750          59,690
     Professional fees ...........................         43,885          41,716          56,130
     Mailing and printing expenses ...............         16,908          23,332          28,404
     Interest expense ............................             96            --              --
     Administrative fees .........................         20,115          20,460          20,715
                                                      -----------     -----------     -----------

          Total expenses .........................        208,974         253,468         342,608
                                                      -----------     -----------     -----------

Net investment loss ..............................        (88,420)       (191,167)        (45,796)
                                                      -----------     -----------     -----------

Realized gain on sales of enhanced
   yield investments, net: .......................        363,179       2,741,412             839
                                                      -----------     -----------     -----------

Unrealized appreciation (depreciation) of enhanced
   yield investments, net:
   End of year ...................................        (53,137)         23,366       2,480,991
   Beginning of year .............................         23,366       2,480,991         726,321
                                                      -----------     -----------     -----------

   Increase (decrease) in unrealized
      appreciation, net ..........................        (76,503)     (2,457,625)      1,754,670
                                                      -----------     -----------     -----------

   Net increase in partners'
      capital from operations ....................    $   198,256     $    92,620     $ 1,709,713
                                                      ===========     ===========     ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                             INDEPENDENT
                                                              MANAGING         GENERAL          LIMITED
                                              TOTAL           PARTNER          PARTNERS         PARTNERS
                                           ------------     ------------     ------------     ------------
Partners' capital,
      December 31, 1996 ...............    $ 10,011,774     $    122,667     $      2,952     $  9,886,155
                                           ------------     ------------     ------------     ------------

Investment activities:
     Investment income ................         296,812            2,968               84          293,760
     Expenses .........................         342,608            3,426               97          339,085
                                           ------------     ------------     ------------     ------------

        Net investment loss ...........         (45,796)            (458)             (13)         (45,325)

Realized gain on sales of enhanced
     yield investment, net ............             839                8             --                831

Increase in unrealized appreciation
     of enhanced yield investments, net       1,754,670           17,547              498        1,736,625

Distribution to partners ..............      (2,487,572)         (24,876)            (696)      (2,462,000)
                                           ------------     ------------     ------------     ------------

Net decrease in partners' capital .....        (777,859)          (7,779)            (211)        (769,869)
                                           ------------     ------------     ------------     ------------

Partners' capital,
     December 31, 1997 ................    $  9,233,915     $    114,888     $      2,741     $  9,116,286
                                           ============     ============     ============     ============

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                   (Continued)

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

Realized gain on sales of enhanced
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

                          EQUUS CAPITAL PARTNERS, L.P.
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                   (Continued)

                                                                           INDEPENDENT
                                                             MANAGING        GENERAL        LIMITED
                                              TOTAL          PARTNER         PARTNERS       PARTNERS
                                           -----------     -----------     -----------     -----------
Partners' capital,
     December 31, 1998 ................    $ 5,595,176     $    78,501     $     1,722     $ 5,514,953
                                           -----------     -----------     -----------     -----------

Investment activities:
     Investment income ................        120,554           1,206              34         119,314
     Expenses .........................        208,974           2,090              59         206,825
                                           -----------     -----------     -----------     -----------

        Net investment loss ...........        (88,420)           (884)            (25)        (87,511)

Realized gain on sales of enhanced
     yield investments, net ...........        363,179           3,632             103         359,444

Decrease in unrealized appreciation
     of enhanced yield investments, net        (76,503)           (765)            (22)        (75,716)
                                           -----------     -----------     -----------     -----------

Net increase in partners' capital .....        198,256           1,983              56         196,217
                                           -----------     -----------     -----------     -----------

Partners' capital,
      December 31, 1999 ...............    $ 5,793,432     $    80,484     $     1,778     $ 5,711,170
                                           ===========     ===========     ===========     ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                    1999            1998            1997
                                                 -----------     -----------     -----------
Cash flows from operating activities:
     Interest received ......................    $    71,525     $   121,683     $   309,744
     Cash paid to management company,
        general partners, bank and suppliers        (212,574)       (249,802)       (338,974)
                                                 -----------     -----------     -----------

        Net cash used by operating activities       (141,049)       (128,119)        (29,230)
                                                 -----------     -----------     -----------

Cash flows from investing activities:
     Purchase of enhanced yield investments .       (312,500)           --            (5,413)
     Sale of enhanced yield investments .....        704,413       4,249,920       1,921,816
     Repayment of enhanced yield investments          93,000          94,721         603,868
     Advance to portfolio company ...........           --          (390,000)           --
                                                 -----------     -----------     -----------

        Net cash provided by investing
           activities .......................        484,913       3,954,641       2,520,271
                                                 -----------     -----------     -----------

Cash flows from financing activities:
     Advances on note payable from bank .....         20,000            --              --
     Repayments on note payable to bank .....        (20,000)           --              --
     Distributions to partners ..............           --        (3,731,359)     (2,487,572)
                                                 -----------     -----------     -----------

        Net cash used by financing
           activities .......................           --        (3,731,359)     (2,487,572)
                                                 -----------     -----------     -----------

Net increase in cash and
     cash equivalents .......................        343,864          95,163           3,469

Cash and cash equivalents at
     beginning of year ......................        339,608         244,445         240,976
                                                 -----------     -----------     -----------

Cash and cash equivalents at end
     of year ................................    $   683,472     $   339,608     $   244,445
                                                 ===========     ===========     ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                   (Continued)

                                                     1999            1998            1997
                                                  -----------     -----------     -----------
Reconciliation of increase in partners'
     capital from operations to net cash used
     by operating activities:

Increase in partners' capital
     from operations .........................    $   198,256     $    92,620     $ 1,709,713

Adjustments to reconcile increase in partners' capital from operations to net cash used by operating activities:

     Realized gain on sales of enhanced
        yield investments, net ...............       (363,179)     (2,741,412)           (839)
     (Increase) decrease in unrealized
        appreciation of enhanced yield
        investments, net .....................         76,503       2,457,625      (1,754,670)
     Increase in accounts receivable .........         (5,736)           --              --
     (Increase) decrease in accrued
        interest receivable ..................        (43,293)         59,382          12,932
     Increase (decrease) in accounts payable .         (3,600)          3,666           3,634
                                                  -----------     -----------     -----------

Net cash used by operating activities ........    $  (141,049)    $  (128,119)    $   (29,230)
                                                  ===========     ===========     ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                        SELECTED PER UNIT DATA AND RATIOS
                  FOR THE FIVE YEARS ENDED DECEMBER 31, 1999

                                          1999           1998           1997           1996           1995
                                        ---------      ---------      ---------      ---------      ---------
Selected per unit data:

Investment income ..................    $    9.69      $    5.01      $   23.86      $   13.86      $   27.34

Expenses ...........................        16.80          20.38          27.54          29.82          37.92
                                        ---------      ---------      ---------      ---------      ---------

Net investment loss ................        (7.11)        (15.37)         (3.68)        (15.96)        (10.58)

Realized gain (loss) on sales of
     enhanced yield investments, net        29.20         220.41           0.07          83.74         (47.18)

Increase (decrease) in unrealized
     appreciation of enhanced
     yield investments, net ........        (6.15)       (197.59)        141.07        (290.01)        255.12
                                        ---------      ---------      ---------      ---------      ---------

Net increase (decrease) in partners'
     capital from operations .......        15.94           7.45         137.46        (222.23)        197.36

Distributions to partners ..........         --          (300.00)       (200.00)        (25.00)          --
                                        ---------      ---------      ---------      ---------      ---------

Net increase (decrease) in
     partners' capital .............        15.94        (292.55)        (62.54)       (247.23)        197.36

Partners' capital, beginning of year       448.01         740.56         803.10       1,050.33         852.97
                                        ---------      ---------      ---------      ---------      ---------

Partners' capital, end of year .....    $  463.95      $  448.01      $  740.56      $  803.10      $1,050.33
                                        =========      =========      =========      =========      =========

SELECTED RATIOS:

Ratio of expenses to average
     partners' capital .............         3.68%          3.43%          3.57%          3.22%          3.98%

Ratio of net investment loss to
     average partners' capital .....        (1.56)%        (2.59)%        (0.48)%        (1.72)%        (1.11)%

Ratio of total increase (decrease)
     in partners' capital from
     operations to average
     partners' capital .............         3.50%          1.25%         17.81%        (23.98)%        20.74%

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                DECEMBER 31, 1999

                                                                 DATE OF
PORTFOLIO COMPANY                                          INITIAL INVESTMENT      COST         FAIR VALUE
-----------------                                          ------------------   ----------      ----------
Artegraft, Inc.                                             January 1993
  -  12% junior term promissory note                                            $  147,700       $ 147,700
  -  7% demand promissory note                                                     702,500         702,500
  -  Warrant to buy up to 1,000 shares of
     common stock at $.01 per share
     through December 31, 2002                                                          10               -
  -  Warrant to buy up to 4,000 shares
     of common stock at $17.50 per share
     through December 31, 2002                                                          40               -

Drypers Corporation (NASDAQ - DYPR)                          July 1991
  -  226,590 shares of common stock                                              1,314,413         528,864

MaxTech Holdings, Inc.                                       March 1991
  -  59,875 shares of common stock                                                  15,781         340,000
  -  2,200,000 shares of 10% cumula-
     tive convertible preferred stock                                            1,500,000       2,860,000

Paracelsus Healthcare Corporation (NYSE - PLS)               April 1991
  -  540,481 shares of common stock                                              1,181,124         229,367
                                                                                ----------     -----------

      Total                                                                     $4,861,568     $ 4,808,431
                                                                                ==========     ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                DECEMBER 31, 1999
                                   (Continued)

      Substantially all of the Partnership's Enhanced Yield Investments are restricted from public sale without prior registration under the Securities Act of 1933. The Partnership negotiates certain aspects of the method and timing of the disposition of the Partnership's Enhanced Yield Investments in each Portfolio Company, including registration rights and related costs. In connection with the investment in MaxTech Holdings, Inc. rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Partnership does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

      As defined in the Investment Company Act of 1940, the Partnership is considered to have a controlling interest in Drypers Corporation and MaxTech Holdings, Inc. The fair value of the Partnership's investments in Drypers Corporation and Paracelsus Healthcare Corporation include discounts from the closing market price of $16,357 and $7,094 to reflect the estimated effects of restrictions on the sale of such securities at December 31, 1999. Such discounts total $23,451 or $1.89 per unit. For the years ended December 31, 1999 and December 31, 1998, there was no income earned on the Enhanced Yield Investments of companies in which the Partnership has a controlling interest. Income was earned in the amount of $221,233 for the year ended December 31, 1997 on Enhanced Yield Investments of companies in which the Partnership has a controlling interest.

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

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                DECEMBER 31, 1998

                                                               DATE OF
PORTFOLIO COMPANY                                        INITIAL INVESTMENT    COST        FAIR VALUE
-----------------                                        ------------------ -----------   -------------
Artegraft, Inc.                                           January 1993
  -  12% junior term promissory note                                          $ 250,000       $ 250,000
  -  Warrant to buy up to 1,000 shares of
     common stock at $.01 per share
     through December 31, 2002                                                       10          63,325
  -  Warrant to buy up to 4,000 shares
     of common stock at $17.50 per share
     through December 31, 2002                                                       40         186,675

Drypers Corporation (NASDAQ - DYPR)                        July 1991
  -  226,590 shares of common stock                                           1,314,413         713,887

E-B Holdings, Inc.                                       December 1995
  -  12% promissory notes                                                       580,293         440,293

Garden Ridge Corporation (NASDAQ - GRDG)                   July 1992
  -  57,376 shares of common stock                                                6,375         504,399

MaxTech Holdings, Inc.                                     March 1991
  -  59,875 shares of common stock                                               15,781               -
  -  2,200,000 shares of 10% cumula-
     tive convertible preferred stock                                         1,500,000       2,200,000

Paracelsus Healthcare Corporation (NYSE - PLS)             April 1991
  -  338,249 shares of common stock                                           1,181,124         512,823
                                                                            -----------   -------------

      Total                                                                 $ 4,848,036   $   4,871,402
                                                                            ===========   =============

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

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

      The Partnership seeks to achieve current income and capital appreciation principally by making investments in "mezzanine" securities, consisting primarily of subordinated debt or preferred stock combined with equity participations in common stock or rights to acquire common stock, and subsequently disposing of such investments ("Enhanced Yield Investments"). The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership was scheduled to terminate by December 31, 1999, subject to the right of the Independent General Partners (as defined below) to extend the term for up to four additional years if they determine that such extension is in the best interest of the Partnership. At a meeting in November 1999, the Independent General Partners extended the termination date to December 31, 2000.

(2)   MANAGEMENT

      The Partnership currently has three general partners, consisting of the Managing Partner and two independent, individual general partners (the "Independent General Partners"). There were originally three Independent General Partners, but one died in 1999 and has not been replaced. As compensation for services rendered to the Partnership, each Independent General Partner receives an annual fee of $13,500, which was reduced from $15,000 effective April 1, 1997, and a fee of $1,500 for each meeting of the Independent General Partners attended and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. Pursuant to the Partnership agreement, the Managing Partner has made a general partner's capital contribution to the Partnership of $125,316, or approximately one percent of the Partnership's contributed capital, and each Independent General Partner has made a capital contribution of $1,000.

      The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. Payment of the incentive fees is subject to the payment of $3,651,398 and $3,003,962 in cumulative accrued priority returns owed to limited partners at December 31, 1999 and 1998, respectively (See Note 4). The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. Certain officers of the Management Company serve as directors of Portfolio Companies, and receive and retain fees in consideration for such service. The Management Company also has management agreements with the Managing Partner and Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

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

(4)   ALLOCATIONS AND DISTRIBUTIONS

      The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $3,651,398 and $3,003,962 at December 31, 1999 and 1998, respectively, is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized.

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

(5)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest from a range of 4.09% to 5.25%, at December 31, 1999.

(6)   ENHANCED YIELD INVESTMENTS

      The Partnership made a Follow-On Investment of $702,500 in an Enhanced Yield Investment of one Portfolio Company during the year ended December 31, 1999, which included $390,000 converted from an accounts receivable. The Partnership made no new investments during the year. In addition, the Partnership realized net capital gains of $363,179 from the sale of investments in two Portfolio Companies during 1999. Also, during 1999, the Fund received an additional 202,232 shares of Paracelsus Healthcare Corporation ("PLS") common stock pursuant to a price adjustment from the Champion/PLS Healthcare merger.

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

(7)   ACCOUNTS RECEIVABLE

      The balance in accounts receivable at December 31, 1999 was $315,036, including $300,000 related to the sale of E-B Holdings, Inc. which was received in January 2000.

      The balance in accounts receivable at December 31, 1998 includes $44,566 in escrow payments related to the sale of the Partnership's investment in Industrial Equipment Rentals, Inc., which was received in January 1999. The balance in accounts receivable at December 31, 1998 also includes a $390,000 cash advance to Artegraft, Inc., which was converted to a portfolio investment in 1999.

(8)   NOTE PAYABLE TO BANK

      The Partnership has a $250,000 line of credit promissory note with Bank of America, N.A., with interest payable at prime, that expires on March 21, 2000. The Partnership had no outstanding balance at December 31, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The Partnership has no directors or officers. On December 31, 1999, the Partnership was managed by the Managing Partner and two Independent General Partners.

      Certain information regarding the Independent General Partners is set forth below:

      John M. Ivancevich, age 60, has been an Independent General Partner of the Partnership since 1989. He has been Executive Vice President for Academic Affairs and Provost at the University of Houston since July 1995 and was Dean of the College of Business Administration at the University of Houston from 1988 to July 1995. Dean Ivancevich has held the Hugh Roy and Lillie Cranz Cullen Distinguished Professorship of Management since 1979. Between 1974 and 1988, Dean Ivancevich held various positions in the College of Business Administration, including Chairman of the Department of Organizational Behavior and Management and Associate Dean for Research.

      Williston B. Symonds, age 67, has been an Independent General Partner of the Partnership since 1989. He has been an independent consultant since 1981 with temporary affiliations with companies in the energy and telecommunications industries. From 1983 to 1985 he was with Advanced Telecommunications Corporation, a provider of alternate long distance telephone services and consulting engineering, as a director, Vice President-Finance, Secretary and Treasurer and from 1984 as President and Treasurer. He is also a certified public accountant.

      Salvatore E. Manzo had been an Independent General Partner of the Partnership since 1989 until the time of his death in March 1999. The two remaining Independent General Partners and the Managing Partner elected not to replace Mr. Manzo since the Partnership is not making new investments.

      The Independent General Partners make up the audit committee and do not have separate nominating or compensation committees, but act on such matters as a committee of the whole. The business address of Messrs. Ivancevich and Symonds is 2929 Allen Parkway, Suite 2500, Houston, Texas 77019.

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

      As of February 22, 2000, the Partnership believes that all of the Partnership's general partners and ten percent holders are current in their filings. In making these statements, the Partnership has relied on the transfer records of the Partnership and copies of reports that they have filed with the SEC.

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

      The following is a list of the directors and officers of the Managing
Partner:

         NAME                          AGE          POSITION
         ----                          ---          --------
         Sam P. Douglass                67          Chairman of the Board and
                                                      Chief Executive Officer
         Nolan Lehmann                  55          President and Director
         Randall B. Hale                37          Vice President and Director
         Paula T. Douglass              48          Director
         S. Preston Douglass, Jr.       38          Director
         Patrick M. Cahill              39          Vice President and Treasurer
         Tracy H. Cohen                 33          Vice President and Secretary
         Gary L. Forbes                 56          Vice President

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

      Nolan Lehmann has been the President of the Managing Partner since May 1990 and a director since December 1989. From its formation in September 1983 to May 1990 he was Executive Vice President. Mr. Lehmann is also President and a director of the Management Company and Equus II Incorporated. He is a director of Allied Waste Industries, Inc., Drypers Corporation and Paracelsus Healthcare Corporation. Mr. Lehmann is a certified public accountant.

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

      Patrick M. Cahill, has been Treasurer and a Vice President of the Managing Partner since March 1996 and Controller of the Managing Partner since May 1987. He has been Vice President of Equus II

Incorporated since May 1994 and the Treasurer of Equus II Incorporated since March 1996. He has also been a Vice President of the Managing Company since April 1999 and Controller of the Management Company since May 1987. From June 1982 to May 1987, he was employed by Ernst & Young. Mr. Cahill is a certified public accountant.

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

THE MANAGEMENT AGREEMENT

      The Management Agreement provides that the Management Company receive as compensation for its services a management fee (the "Management Fee") at an annual rate of 2.5% of Available Capital of the Partnership, paid quarterly in arrears. "Available Capital" is the amount of net offering proceeds from the sale of Units reduced by capital distributed to the holders of the Units and realized losses from the Partnership's investments. The Management Fee is payable quarterly in arrears. Management fees of $83,677, $108,210 and $177,669 were paid during the years ended December 31, 1999, 1998 and 1997, respectively.

      The Management Agreement also provides that the Management Company will be paid as the Management Company Incentive Fee an amount equal to 10% of the excess of distributions from Enhanced Yield Investments over distributions from Enhanced Yield Investments representing returns of capital over the life of the Partnership, subject to payment of the priority return to the Limited Partners. The cumulative amount of the Management Company Incentive Fee will be determined as of the end of each fiscal quarter and upon termination of the Partnership. If, at the end of any such period or upon termination, net payments previously made to the Management Company exceed 10% of the Partnership's cumulative distributions, including the priority return, from Enhanced Yield Investments less unrealized capital depreciation, the Management Company will be required to repay all or a portion of the Management Company Incentive Fee previously received. At December 31, 1999, payment of incentive fees is subject to the payment of $3,651,398 in cumulative accrued priority returns owed to limited partners.

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

      As compensation for the specified administrative services to be rendered by the Management Company, the Management Company is paid a fee (the "Fund Administration Fee") of $15 per Limited Partner account per year and is reimbursed for certain out-of-pocket expenses relating to such services. Such terms and conditions must be approved by the Independent General Partners, however, as being not less favorable to the Partnership than those obtainable from competent unaffiliated third parties. The amount of compensation payable to the Management Company is reviewed annually by the Independent General Partners and, subject to the limitation contained in the previous sentence, may be increased or decreased by the Independent General Partners to provide for such compensation as the Independent General Partners may in good faith deem reasonable. Administration fees were $20,115, $20,460 and $20,715 for the years ended December 31, 1999, 1998 and 1997, respectively.

      The Management Company is a registered investment adviser under the Investment Advisers Act.

ITEM 11.  EXECUTIVE COMPENSATION.

      The following table sets forth all cash compensation paid to the Independent General Partners during or with respect to 1999 for services rendered in all capacities to the Partnership.

             NUMBER OF            CAPACITIES IN               CASH
          PERSONS IN GROUP         WHICH SERVED           COMPENSATION
          ----------------     -------------------        ------------

                 3             Independent General           $43,875
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

      The Partnership has no directors, executive officers or employees and therefore paid no other compensation during 1999.

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

      Set forth below is information as of December 31, 1999, with respect to the ownership of Units by the directors and officers of the Managing Partner.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)      FINANCIAL STATEMENTS                             PAGE
            --------------------                             ----

      Report of Independent Public Accountants                16

      Statements of Assets, Liabilities and Partners'
      Capital at December 31, 1999 and 1998                   17

      Statements of Operations for the years ended
      December 31, 1999, 1998 and 1997                        18

      Statements of Changes in Partners' Capital
      for the years ended December 31, 1999, 1998
      and 1997                                                19

      Statements of Cash Flows for the years ended
      December 31, 1999, 1998 and 1997                        22

      Selected Per Unit Data and Ratios for the
      five years ended December 31, 1999                      24

      Schedules of Enhanced Yield Investments
      at December 31, 1999 and 1998                           25

      Notes to Financial Statements                           28

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

Date:   February 22, 2000

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

      SIGNATURE                       TITLE                         DATE
      ---------                       -----                         ----

EQUUS CAPITAL CORPORATION
Managing General Partner



By: /s/ NOLAN LEHMANN                                        February 22, 2000
        Nolan Lehmann            President


/s/ JOHN M. INVANCEVICH                                       February 22, 2000
    John M. Ivancevich           Independent
                                 General Partner


/s/ WILLISTON B. SYMONDS                                      February 22, 2000
    Williston B. Symonds         Independent
                                 General Partner

/s/ NOLAN LEHMANN                                             February 22, 2000
    Nolan Lehmann                President and Director
                                 of the Managing Partner
                                 (principal Financial and
                                 Accounting Officer of
                                 the Managing Partner)


/s/ SAM P. DOUGLASS                                           February 22, 2000
    Sam P. Douglass              Chairman of the Board and
                                 Chief Executive Officer
                                 of the Managing Partner


/s/ RANDALL B. HALE                                           February 22, 2000
    Randall B. Hale              Director of the Managing
                                 Partner


/s/ PAULA T. DOUGLASS                                         February 22, 2000
    Paula T. Douglass            Director of the Managing
                                 Partner


/s/ S. PRESTON DOUGLASS, JR.                                  February 22, 2000
    S. Preston Douglass, Jr.     Director of the Managing
                                 Partner