Form 10-Q
period 2000-06-30
EQUUS CAPITAL PARTNERS LP
filed 2000-08-11
CIK 843626

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
----  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2000, 12,187 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at June 30, 2000 was $421.51. There is no established market for such Units.

Documents incorporated by reference:  None.

                          EQUUS CAPITAL PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Statements of Assets, Liabilities and Partners' Capital

               - June 30, 2000 and December 31, 1999.........................1

               Statements of Operations

               - For the three months ended June 30, 2000 and 1999...........2

               - For the six months ended June 30, 2000 and 1999.............3

               Statements of Changes in Partners' Capital

               - For the six months ended June 30, 2000......................4

               - For the six months ended June 30, 1999......................5

               Statements of Cash Flows

               - For the six months ended June 30, 2000 and 1999.............6

               Selected Per Unit Data and Ratios

               - For the six months ended June 30, 2000 and 1999.............8

               Schedule of Enhanced Yield Investments

               - June 30, 2000...............................................9

               Notes to Financial Statements................................11

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................14

      Item 3.  Quantitative and Qualitative Disclosure about Market Risk....15

PART II.       OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K.............................16

SIGNATURE...................................................................16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EQUUS CAPITAL PARTNERS, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                                                       2000               1999
                                                                                                 ---------------     ---------------
ASSETS

Enhanced yield investments, at fair value (cost of $4,899,247 and $4,861,568, respectively)      $     4,959,589     $     4,808,431
Temporary cash investments, at cost which approximates fair value ..........................             273,967             679,253
Cash .......................................................................................               3,213               4,219
Accounts receivable ........................................................................                --               315,036
Accrued interest receivable ................................................................              32,168              43,293
                                                                                                 ---------------     ---------------

          Total assets .....................................................................     $     5,268,937     $     5,850,232
                                                                                                 ===============     ===============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable ......................................................................     $         3,300     $        56,800
                                                                                                 ---------------     ---------------

          Total liabilities ................................................................               3,300              56,800
                                                                                                 ---------------     ---------------

Commitments and contingencies

Partners' capital:
     Managing partner ......................................................................              75,206              80,484
     Independent general partners ..........................................................               1,631               1,778
     Limited partners (12,310 Units issued and outstanding) ................................           5,188,800           5,711,170
                                                                                                 ---------------     ---------------

          Total partners' capital ..........................................................           5,265,637           5,793,432
                                                                                                 ---------------     ---------------

          Total liabilities and partners' capital ..........................................     $     5,268,937     $     5,850,232
                                                                                                 ===============     ===============

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                                       2000               1999
                                                                                                 ---------------    ---------------
Investment income:

     Income (loss) from enhanced yield investments ...........................................   $        (6,125)   $        29,284
     Interest from temporary cash investments ................................................             4,490              2,676
                                                                                                 ---------------    ---------------

          Total investment income ............................................................            (1,635)            31,960
                                                                                                 ---------------    ---------------

Expenses:

     Management fee ..........................................................................            19,209             21,372
     Independent general partner fees ........................................................             9,750              9,750
     Mailing and printing expenses ...........................................................            (4,744)               783
     Administrative fees .....................................................................             5,018              6,705
     Professional fees .......................................................................            (9,362)               265
                                                                                                 ---------------    ---------------

          Total expenses .....................................................................            19,871             38,875
                                                                                                 ---------------    ---------------

Net investment (loss) ........................................................................           (21,506)            (6,915)
                                                                                                 ---------------    ---------------

Unrealized appreciation (depreciation) of enhanced yield investments:

     End of period ...........................................................................            60,342           (401,453)
     Beginning of period .....................................................................          (263,783)          (403,845)
                                                                                                 ---------------    ---------------

          Increase in unrealized appreciation ................................................           324,125              2,392
                                                                                                 ---------------    ---------------

          Net increase (decrease) in partners' capital
             from operations .................................................................   $       302,619    $        (4,523)
                                                                                                 ===============    ===============

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                                       2000              1999
                                                                                                 ---------------    ---------------
Investment income:

     Income from enhanced yield investments ..................................................   $        26,674    $        53,779
     Interest from temporary cash investments ................................................            15,397              6,485
                                                                                                 ---------------    ---------------

          Total investment income ............................................................            42,071             60,264
                                                                                                 ---------------    ---------------

Expenses:

     Management fee ..........................................................................            38,404             42,872
     Independent general partner fees ........................................................            19,500             24,375
     Mailing and printing expenses ...........................................................              (768)             4,837
     Administrative fees .....................................................................            10,035             11,734
     Professional fees .......................................................................            (5,719)             3,785
                                                                                                 ---------------    ---------------

          Total expenses .....................................................................            61,452             87,603
                                                                                                 ---------------    ---------------

Net investment loss ..........................................................................           (19,381)           (27,339)
                                                                                                 ---------------    ---------------

Unrealized appreciation (depreciation) of enhanced yield investments:

     End of period ...........................................................................            60,342           (401,453)
     Beginning of period .....................................................................           (53,137)            23,366
                                                                                                 ---------------    ---------------

          Increase (decrease) in unrealized appreciation .....................................           113,479           (424,819)
                                                                                                 ---------------    ---------------

          Net increase (decrease) in partners' capital
             from operations .................................................................   $        94,098    $      (452,158)
                                                                                                 ===============    ===============

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

                                                                                                   INDEPENDENT
                                                                                  MANAGING           GENERAL            LIMITED
                                                                TOTAL             PARTNER            PARTNERS           PARTNERS
                                                           ---------------    ---------------    ---------------    ---------------
Partners' capital,
   December 31, 1999 ...................................   $     5,793,432    $        80,484    $         1,778    $     5,711,170
                                                           ---------------    ---------------    ---------------    ---------------

Investment activities:
   Investment income ...................................            42,071                421                 12             41,638
   Expenses ............................................            61,452                615                 17             60,820
                                                           ---------------    ---------------    ---------------    ---------------

      Net investment loss ..............................           (19,381)              (194)                (5)           (19,182)

Increase in unrealized appreciation
   of enhanced yield investments .......................           113,479              1,135                 32            112,312

Distributions to partners ..............................          (621,893)            (6,219)              (174)          (615,500)
                                                           ---------------    ---------------    ---------------    ---------------

Net decrease in partners' capital ......................          (527,795)            (5,278)              (147)          (522,370)
                                                           ---------------    ---------------    ---------------    ---------------

Partners' capital, June 30, 2000 .......................   $     5,265,637    $        75,206    $         1,631    $     5,188,800
                                                           ===============    ===============    ===============    ===============

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)

                                                                                                   INDEPENDENT
                                                                                  MANAGING           GENERAL            LIMITED
                                                                TOTAL             PARTNER            PARTNER            PARTNERS
                                                           ---------------    ---------------    ---------------    ---------------
Partners' capital,
   December 31, 1998 ...................................   $     5,595,176    $        78,501    $         1,722    $     5,514,953
                                                           ---------------    ---------------    ---------------    ---------------

Investment activities:
   Investment income ...................................            60,264                602                 17             59,645
   Expenses ............................................            87,603                876                 25             86,702
                                                           ---------------    ---------------    ---------------    ---------------

      Net investment loss ..............................           (27,339)              (274)                (8)           (27,057)

Decrease in unrealized appreciation
   of enhanced yield investments .......................          (424,819)            (4,248)              (120)          (420,451)
                                                           ---------------    ---------------    ---------------    ---------------

Net decrease in partners' capital ......................          (452,158)            (4,522)              (128)          (447,508)
                                                           ---------------    ---------------    ---------------    ---------------

Partners' capital,
   June 30, 1999 .......................................   $     5,143,018    $        73,979    $         1,594    $     5,067,445
                                                           ===============    ===============    ===============    ===============

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                                       2000               1999
                                                                                                 ---------------    ---------------
Cash flows from operating activities:
     Investment income received ..............................................................   $        21,253    $        39,119
     Cash paid to management company, general partners and suppliers .........................          (104,952)          (134,703)
                                                                                                 ---------------    ---------------

        Net cash used by operating activities ................................................           (83,699)           (95,584)
                                                                                                 ---------------    ---------------

Cash flows from investing activities:
     Purchase of enhanced yield investments ..................................................              --             (125,000)
     Proceeds of sale of enhanced yield investments ..........................................           290,000             44,566
     Repayments of enhanced yield investments ................................................             9,300             46,500
                                                                                                 ---------------    ---------------

        Net cash provided (used) by investing activities .....................................           299,300            (33,934)
                                                                                                 ---------------    ---------------

Cash flows from financing activities:
     Distributions to partners ...............................................................          (621,893)              --
                                                                                                 ---------------    ---------------

        Net cash used in financing activities ................................................          (621,893)              --
                                                                                                 ---------------    ---------------

Net decrease in cash and cash equivalents ....................................................          (406,292)          (129,518)

Cash and cash equivalents at beginning of period .............................................           683,472            339,608
                                                                                                 ---------------    ---------------

Cash and cash equivalents at end of period ...................................................   $       277,180    $       210,090
                                                                                                 ===============    ===============

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                                       2000               1999
                                                                                                 ---------------    ---------------
Reconciliation of net increase (decrease) in partners' capital from operations to net cash used by operating activities:

     Net increase (decrease) in partners' capital from operations ............................   $        94,098    $      (452,158)

Adjustments to reconcile net decrease in partners'
     capital from operations to net cash used
         by operating activities:
     Increase (decrease) in unrealized appreciation
         of enhanced yield investments .......................................................          (113,479)           424,819
     Increase (decrease) in accrued interest receivable ......................................            11,125            (21,145)
     Decrease in accounts payable ............................................................           (43,500)           (47,100)
     Decrease in accounts receivable .........................................................             5,737               --
     Income received in the form of enhanced yield investments ...............................           (37,680)              --
                                                                                                 ---------------    ---------------

Net cash used by operating activities ........................................................   $       (83,699)   $       (95,584)
                                                                                                 ===============    ===============

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                        SELECTED PER UNIT DATA AND RATIOS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                                  2000               1999
                                                                                           ------------------  ------------------
Investment income ......................................................................   $             3.38  $             4.84
Expenses ...............................................................................                 4.94                7.04
                                                                                           ------------------  ------------------

Net investment income (loss) ...........................................................                (1.56)              (2.20)

Increase (decrease) in unrealized appreciation of
     enhanced yield investments ........................................................                 9.12              (34.16)
                                                                                           ------------------  ------------------

Net increase (decrease) in partners' capital from operations ...........................                 7.56              (36.36)

Distribution to partners ...............................................................               (50.00)            --
                                                                                           ------------------  ------------------

Net decrease in partners' capital ......................................................               (42.44)             (36.36)

Partners' capital, beginning of period .................................................               463.95              448.01
                                                                                           ------------------  ------------------

Partners' capital, end of period .......................................................   $           421.51  $           411.65
                                                                                           ==================  ==================

Ratio of expenses to average partners' capital .........................................                 1.12%               1.64%

Ratio of net investment loss to average
     partners' capital .................................................................                (0.35)%             (0.51)%

Ratio of net increase (decrease) in partners' capital from
     operations to average partners' capital ...........................................                 1.71%              (8.46)%

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

                                                                                    DATE OF
                               PORTFOLIO COMPANY                               INITIAL INVESTMENT        COST           FAIR VALUE
                               -----------------                                 ---------------   ---------------   ---------------
Artegraft, Inc. ..............................................................      January 1993
  -  12% junior term promissory note .........................................                     $        82,600   $        82,600
  -  9% demand promissory note ...............................................                             102,779           102,779
  -  Non-interest bearing demand promissory note .............................                             702,500           702,500
  -  Warrant to buy up to 1,000 shares of
     common stock at $.01 per share
     through December 31, 2002 ...............................................                                  10              --
  -  Warrant to buy up to 4,000 shares
     of common stock at $17.50 per share
     through December 31, 2002 ...............................................                                  40              --

Drypers Corporation (NASDAQ - DYPR) ..........................................         July 1991
  -  226,590 shares of common stock ..........................................                           1,314,413           338,943

MaxTech Holdings, Inc. .......................................................        March 1991
  -  59,875 shares of common stock ...........................................                              15,781           620,000
  -  2,200,000 shares of 10% cumulative convertible preferred stock ..........                           1,500,000         3,080,000

Paracelsus Healthcare Corporation (NYSE - PLS) ...............................        April 1991
  -  540,481 shares of common stock ..........................................                           1,181,124            32,767
                                                                                                   ---------------   ---------------
      Total ..................................................................                     $     4,899,247   $     4,959,589
                                                                                                   ===============   ===============

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)
                                   (CONTINUED)

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

      As defined in the Investment Company Act of 1940, the Partnership is considered to have a controlling interest in Drypers Corporation and MaxTech Holdings, Inc. The fair value of the Partnership's investments in Drypers Corporation and Paracelsus Healthcare Corporation include discounts from the closing market price of $15,217 and $1,013 to reflect the estimated effects of restrictions on the sale of such securities at June 30, 2000. Such discounts total $16,230 or $1.30 per unit. For the six months ended June 30, 2000 and 1999, respectively, there was no income earned on the Enhanced Yield Investments of companies in which the Partnership has a controlling interest.

      As defined in the Investment Company Act of 1940, all of the Partnership's investments are in eligible Enhanced Yield Investments. The Partnership provides significant managerial assistance to all of the Portfolio Companies in which it has invested.

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

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

      The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. Payment of the incentive fees is subject to the payment of $3,333,596 in cumulative accrued priority returns owed to limited partners at June 30, 2000 (See Note 4). The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. Certain officers of the Management Company serve as directors of Portfolio Companies, and receive and retain fees in consideration for such service. The Management Company also has management agreements with the Managing Partner and Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

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

(4)   ALLOCATIONS AND DISTRIBUTIONS

      The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $3,333,596 at June 30, 2000 is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized.

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

(5)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest from a range of 3.87% to 6.10%, at June 30, 2000.

(6)   ENHANCED YIELD INVESTMENTS

      The Partnership made no new investments during the six months ended June 30, 2000. During the six months ended June 30, 2000, the Partnership received note payments of $73,612, including interest in the amount of $8,512 and management fees in the amount of $29,167 from Artegraft, Inc. in the form of a 9% demand note.

      During the six months ended June 30, 1999, the Partnership made a Follow-on Investment of $515,000 in Enhanced Yield Investment of one Portfolio Company, which included $390,000 converted from an account receivable.

(7)   ACCOUNTS RECEIVABLE

      The balance in "Accounts Receivable" at December 31, 1999 included $300,000 in payments related to the sale of the Partnership's investment in E-B Holdings, Inc., which were received in January 2000.

(8)   NOTES PAYABLE TO BANK

      The Partnership had a $250,000 line of credit promissory note with Bank of America, N.A., with interest payable at prime that expired on March 21, 2000. During the six months ended June 30, 2000, the Partnership had no outstanding balance.

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

      At June 30, 2000, the Partnership had $4,899,247 (at cost) invested in Enhanced Yield Investments of four companies.

      At June 30, 2000, the Partnership had $277,180 in cash and temporary cash investments. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments.

      Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

RESULTS OF OPERATIONS

INVESTMENT INCOME (LOSS) AND EXPENSES

      Net investment loss after all expenses amounted to $19,381 and $27,339 for the six months ended June 30, 2000 and 1999, respectively. The Partnership earned $26,674 and $53,779 in income from Enhanced Yield Investments during the six months ended June 30, 2000 and 1999, respectively. The decrease in 2000 is due to the reversal of the six months of interest on a note to Artegraft that is no longer accruing interest. Total expenses for 2000 decreased to $61,452 from $87,603 in 1999. This decrease is primarily due to a decrease in the cost of the 1999 annual report and a refund of legal expenses related to the lawsuit in conjunction with Champion Healthcare Corporation and Paracelsus Healthcare Corporation.

      The Management Company receives a management fee equal to 2.5% of the Available Capital, as defined. Such fee amounted to $38,404 and $42,872 for the six months ended June 30, 2000 and 1999, respectively. The steady decrease in management fees is due to the decrease in Available Capital for each respective year. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $3,333,596 at June 30, 2000. Based on current valuations of Enhanced Yield Investments, the Management Company would not receive any incentive fee upon the sale of the Partnership's investments. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

REALIZED GAIN OR LOSS ON ENHANCED YIELD INVESTMENTS

      There were no realized gains or losses on Enhanced Yield Investments for the six months ended June 30, 2000 and 1999.

UNREALIZED GAINS AND LOSSES ON ENHANCED YIELD INVESTMENTS

      Unrealized appreciation of Enhanced Yield Investments increased by $113,479 during the six months ended June 30, 2000. Such net increase resulted from the increase in the estimated fair value of Enhanced Yield Investments of one company in the amount of $500,000 and the decrease in the estimate fair value of Enhanced Yield Investments of two companies totaling $386,521.

      Unrealized appreciation of Enhanced Yield Investments decreased by $424,819 during the six months ended June 30, 1999. Such decrease resulted from the decrease in the estimated fair value of Enhanced Yield Investments of three companies.

DISTRIBUTIONS

      The Partnership made a cash distribution of $615,500 or $50 per Unit during the six months ended June 30, 2000. The Partnership made no cash distributions during the six months ended June 30, 1999. Cumulative cash distributions to limited partners from inception to June 30, 2000, were $7,951,547, or $650.53 per weighted average number of Units outstanding.

ENHANCED YIELD INVESTMENTS

      During the six months ended June 30, 2000, the Partnership received note payments of $73,612, including interest in the amount of $8,512 and management fees in the amount of $29,167 from Artegraft, Inc. in the form of a 9% demand note.

      The Partnership made a Follow-on Investment of $515,000 in an Enhanced Yield Investment of one Portfolio Company during the six months ended June 30, 1999, which included $390,000 converted from an accounts receivable.

      Of the companies in which the Partnership has investments at June 30, 2000, only Drypers Corporation and Paracelsus Healthcare Corporation are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

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

   Date: August 9, 2000             EQUUS CAPITAL PARTNERS, L.P.
                                    By: Equus Capital Corporation
                                    Managing General Partner

                                    /S/ NOLAN LEHMANN
                                    Nolan Lehmann
                                    President and Principal Financial
                                    and Accounting Officer