Form 10-Q
period 2000-09-30
EQUUS CAPITAL PARTNERS LP
filed 2000-11-14
CIK 843626

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17526

                          EQUUS CAPITAL PARTNERS, L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 76-0264305
              --------                             --------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)

      2929 ALLEN PARKWAY, SUITE 2500
            HOUSTON, TEXAS                                77019-2120
      ------------------------------                      ----------
          (Address of principal                           (Zip Code)
           executive offices)

Registrant's telephone number, including area code:   (713) 529-0900
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                        Name of each exchange
                                             on which registered

       NONE                                        NONE
      ---------                                 ----------

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERS' INTERESTS
                      ------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2000, 12,187 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at September 30, 2000 was $436.71. There is no established market for such Units.


Documents incorporated by reference:  None.

                          EQUUS CAPITAL PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                      INDEX




                                                                            PAGE
PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Statements of Assets, Liabilities and Partners' Capital

               - September 30, 2000 and December 31, 1999....................1

               Statements of Operations

               - For the three months ended September 30, 2000 and 1999......2

               - For the nine months ended September 30, 2000 and 1999.......3

               Statements of Changes in Partners' Capital

               - For the nine months ended September 30, 2000................4

               - For the nine months ended September 30, 1999................5

               Statements of Cash Flows

               - For the nine months ended September 30, 2000 and 1999.......6

               Selected Per Unit Data and Ratios

               - For the nine months ended September 30, 2000 and 1999.......8

               Schedule of Enhanced Yield Investments

               - September 30, 2000..........................................9

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

      Item 3.  Quantitative and Qualitative Disclosure about Market Risk....15

PART II. OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K.............................16

SIGNATURE...................................................................16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EQUUS CAPITAL PARTNERS, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                      2000         1999
                                                                   ----------   ----------
ASSETS

Enhanced yield investments, at fair value
     (cost of $4,913,998 and $4,861,568, respectively) .........   $5,181,748   $4,808,431
Temporary cash investments, at cost which
     approximates fair value ...................................      260,656      679,253
Cash ...........................................................        1,501        4,219
Accounts receivable ............................................         --        315,036
Accrued interest receivable ....................................       34,830       43,293
                                                                   ----------   ----------
          Total assets .........................................   $5,478,735   $5,850,232
                                                                   ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable ..........................................   $   24,047   $   56,800
                                                                   ----------   ----------

          Total liabilities ....................................       24,047       56,800
                                                                   ----------   ----------

Commitments and contingencies

Partners' capital:
     Managing partner ..........................................       77,097       80,484
     Independent general partners ..............................        1,684        1,778
     Limited partners (12,310 Units issued and outstanding) ....    5,375,907    5,711,170
                                                                   ----------   ----------
          Total partners' capital ..............................    5,454,688    5,793,432
                                                                   ----------   ----------
          Total liabilities and partners' capital ..............   $5,478,735   $5,850,232
                                                                   ==========   ==========

                         The accompanying notes are an
                 integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                              2000         1999
                                                                            ---------    ---------
Investment income:

     Income from enhanced yield investments .............................   $  17,414    $  20,290
     Interest from temporary cash investments ...........................       4,189        1,700
                                                                            ---------    ---------
          Total investment income .......................................      21,603       21,990
                                                                            ---------    ---------
Expenses:

     Management fee .....................................................      19,074       21,329
     Independent general partner fees ...................................       9,750        9,750
     Mailing and printing expenses ......................................       1,717        1,436
     Administrative fees ................................................       5,018        3,352
     Professional fees ..................................................       4,400        2,400
                                                                            ---------    ---------
          Total expenses ................................................      39,959       38,267
                                                                            ---------    ---------
Net investment loss .....................................................     (18,356)     (16,277)
                                                                            ---------    ---------
Unrealized appreciation (depreciation) of enhanced yield investments:
     End of period ......................................................     267,750     (550,214)
     Beginning of period ................................................      60,342     (401,453)
                                                                            ---------    ---------
          Increase (decrease) in unrealized appreciation ................     207,408     (148,761)
                                                                            ---------    ---------
          Net increase (decrease) in partners' capital
             from operations ............................................   $ 189,052    $(165,038)
                                                                            =========    =========

                         The accompanying notes are an
                 integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                             2000         1999
                                                                           ---------    ---------
Investment income:

     Income from enhanced yield investments ............................   $  44,088    $  74,068
     Interest from temporary cash investments ..........................      19,586        8,186
                                                                           ---------    ---------
          Total investment income ......................................      63,674       82,254
                                                                           ---------    ---------
Expenses:

     Management fee ....................................................      57,478       64,201
     Independent general partner fees ..................................      29,250       34,125
     Mailing and printing expenses .....................................         950        6,273
     Administrative fees ...............................................      15,053       15,086
     Professional fees .................................................      (1,319)       6,185
                                                                           ---------    ---------
          Total expenses ...............................................     101,412      125,870
                                                                           ---------    ---------
Net investment loss ....................................................     (37,738)     (43,616)
                                                                           ---------    ---------
Unrealized appreciation (depreciation) of enhanced yield investments:
     End of period .....................................................     267,750     (550,214)
     Beginning of period ...............................................     (53,137)      23,366
                                                                           ---------    ---------
          Increase (decrease) in unrealized appreciation ...............     320,887     (573,580)
                                                                           ---------    ---------
          Net increase (decrease) in partners' capital
             from operations ...........................................   $ 283,149    $(617,196)
                                                                           =========    =========

                         The accompanying notes are an
                 integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                    INDEPENDENT
                                                       MANAGING      GENERAL        LIMITED
                                         TOTAL         PARTNER       PARTNERS       PARTNERS
                                      -----------    -----------    -----------    -----------
Partners' capital,
   December 31, 1999 ..............   $ 5,793,432    $    80,484    $     1,778    $ 5,711,170
                                      -----------    -----------    -----------    -----------
Investment activities:
   Investment income ..............        63,674            637             18         63,019
   Expenses .......................       101,412          1,014             29        100,369
                                      -----------    -----------    -----------    -----------
      Net investment loss .........       (37,738)          (377)           (11)       (37,350)

Increase in unrealized appreciation
   of enhanced yield investments ..       320,887          3,209             91        317,587

Distributions to partners .........      (621,893)        (6,219)          (174)      (615,500)
                                      -----------    -----------    -----------    -----------
Net decrease in partners' capital .      (338,744)        (3,387)           (94)      (335,263)
                                      -----------    -----------    -----------    -----------
Partners' capital,
   September 30, 2000 .............   $ 5,454,688    $    77,097    $     1,684    $ 5,375,907
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

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                    INDEPENDENT
                                                       MANAGING       GENERAL        LIMITED
                                         TOTAL         PARTNER        PARTNERS      PARTNERS
                                      -----------    -----------    -----------    -----------
Partners' capital,
   December 31, 1998 ..............   $ 5,595,176    $    78,501    $     1,722    $ 5,514,953
                                      -----------    -----------    -----------    -----------
Investment activities:
   Investment income ..............        82,254            823             23         81,408
   Expenses .......................       125,870          1,259             35        124,576
                                      -----------    -----------    -----------    -----------
      Net investment loss .........       (43,616)          (436)           (12)       (43,168)

Decrease in unrealized appreciation
   of enhanced yield investments ..      (573,580)        (5,736)          (163)      (567,681)
                                      -----------    -----------    -----------    -----------
Net decrease in partners' capital .      (617,196)        (6,172)          (175)      (610,849)
                                      -----------    -----------    -----------    -----------
Partners' capital,
   September 30, 1999 .............   $ 4,977,980    $    72,329    $     1,547    $ 4,904,104
                                      ===========    ===========    ===========    ===========

                         The accompanying notes are an
                 integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                             2000         1999
                                                           ---------    ---------
Cash flows from operating activities:
     Investment income received ........................   $  25,443    $  47,020
     Cash paid to management company, general partners
        and suppliers ..................................    (124,165)    (172,970)
                                                           ---------    ---------

        Net cash used by operating activities ..........     (98,722)    (125,950)
                                                           ---------    ---------
Cash flows from investing activities:
     Purchase of enhanced yield investments ............        --       (312,500)
     Proceeds of sale of enhanced yield investments ....     290,000       44,566
     Repayments of enhanced yield investments ..........       9,300       55,800
                                                           ---------    ---------

        Net cash provided (used) by investing activities     299,300     (212,134)
                                                           ---------    ---------
Cash flows from financing activities:
    Advances from bank .................................        --         20,000
    Distributions to partners ..........................    (621,893)        --
                                                           ---------    ---------
        Net cash provided (used) by financing activities    (621,893)      20,000
                                                           ---------    ---------
Net decrease in cash and cash equivalents ..............    (421,315)    (318,084)

Cash and cash equivalents at beginning of period .......     683,472      339,608
                                                           ---------    ---------
Cash and cash equivalents at end of period .............   $ 262,157    $  21,524
                                                           =========    =========

                         The accompanying notes are an
                 integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                                    2000         1999
                                                                                 ---------    ---------

Reconciliation of net increase (decrease) in partners' capital from operations to net cash used by operating activities:

Net increase (decrease) in partners' capital from operations ..................   $ 283,149    $(617,196)

Adjustments to reconcile net decrease in partners'
     capital from operations to net cash used
         by operating activities:
     Decrease (increase) in unrealized appreciation
         of enhanced yield investments .......................................    (320,887)     573,580
     Increase (decrease) in accrued interest receivable ......................       8,463      (35,234)
     Decrease in accounts payable ............................................     (22,753)     (47,100)
     Decrease in accounts receivable .........................................       5,737         --
     Income received in the form of enhanced yield
         investments .........................................................     (52,431)        --
                                                                                 ---------    ---------
Net cash used by operating activities ........................................   $ (98,722)   $(125,950)
                                                                                 =========    =========

                         The accompanying notes are an
                 integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                        SELECTED PER UNIT DATA AND RATIOS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                     2000         1999
                                                                   --------     --------
Investment income ..............................................   $   5.12     $   6.61
Expenses .......................................................       8.16        10.12
                                                                   --------     --------
Net investment loss ............................................      (3.04)       (3.51)

Increase (decrease) in unrealized appreciation of
     enhanced yield investments ................................      25.80       (46.12)
                                                                   --------     --------
Net increase (decrease) in partners' capital from operations ...      22.76       (49.63)

Distribution to partners .......................................     (50.00)        --
                                                                   --------     --------
Net decrease in partners' capital ..............................     (27.24)      (49.63)

Partners' capital, beginning of period .........................     463.95       448.01
                                                                   --------     --------
Partners' capital, end of period ...............................   $ 436.71     $ 398.38
                                                                   ========     ========
Ratio of expenses to average partners' capital .................       1.81%        2.39%

Ratio of net investment loss to average
     partners' capital .........................................      (0.67)%      (0.83)%

Ratio of net  increase (decrease) in partners' capital  from
     operations to average partners' capital ...................       5.06%      (11.73)%

                         The accompanying notes are an
                 integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                              DATE OF
PORTFOLIO COMPANY                                       INITIAL INVESTMENT      COST         FAIR VALUE
-----------------                                       ------------------    ----------     ----------
Artegraft, Inc.                                            January 1993
  -  12% junior term promissory note                                          $   54,700       $ 54,700
  -  9% demand promissory note                                                   145,430        145,430
  -  Non-interest bearing demand promissory note                                 702,500        702,500
  -  Warrant to buy up to 1,000 shares of
     common stock at $.01 per share
     through December 31, 2002                                                        10           --
  -  Warrant to buy up to 4,000 shares
     of common stock at $17.50 per share
     through December 31, 2002                                                        40           --

Drypers Corporation (OTCBB - DYPR)                           July 1991
  -  226,590 shares of common stock                                            1,314,413         61,817

MaxTech Holdings, Inc.                                      March 1991
  -  59,875 shares of common stock                                                15,781      1,120,000
  -  2,200,000 shares of 10% cumula-
     tive convertible preferred stock                                          1,500,000      3,080,000

Paracelsus Healthcare Corporation (OTCBB - PLHC)            April 1991
  -  540,481 shares of common stock                                            1,181,124         17,301
                                                                              ----------     ----------
      Total                                                                   $4,913,998     $5,181,748
                                                                              ==========     ==========

                         The accompanying notes are an
                 integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)
                                   (CONTINUED)

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

      As defined in the Investment Company Act of 1940, the Partnership is considered to have a controlling interest in Drypers Corporation and MaxTech Holdings, Inc. The fair value of the Partnership's investments in Drypers Corporation and Paracelsus Healthcare Corporation include discounts from the closing market price of $1,912 and $535 to reflect the estimated effects of restrictions on the sale of such securities at September 30, 2000. Such discounts total $2,447 or $0.20 per unit. For the nine months ended September 30, 2000 and 1999, respectively, there was no income earned on the Enhanced Yield Investments of companies in which the Partnership has a controlling interest.

      As defined in the Investment Company Act of 1940, all of the Partnership's investments are in eligible Enhanced Yield Investments. The Partnership provides significant managerial assistance to all of the Portfolio Companies in which it has invested.

                         The accompanying notes are an
                 integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

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

      The Partnership seeks to achieve current income and capital appreciation principally by making investments in "mezzanine" securities, consisting primarily of subordinated debt or preferred stock combined with equity participations in common stock or rights to acquire common stock, and subsequently disposing of such investments ("Enhanced Yield Investments"). The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership was scheduled to terminate by December 31, 1999, subject to the right of the Independent General Partners (as defined below) to extend the term for up to four additional years if they determine that such extension is in the best interest of the Partnership. At a meeting in November 2000, the Independent General Partners extended the termination date to December 31, 2001.

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

      The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. Payment of the incentive fees is subject to the payment of $3,485,255 in cumulative accrued priority returns owed to limited partners at September 30, 2000 (See Note 4). The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. Certain officers of the Management Company serve as directors of Portfolio Companies, and receive and retain fees in consideration for such service. The Management Company also has management agreements with Equus

II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

      The Managing Partner is a wholly-owned subsidiary of the Management Company, which in turn is controlled by a privately owned corporation. The Managing Partner is also the managing general partner of EEAF.

(3)   SIGNIFICANT ACCOUNTING POLICIES

      Valuation of Investments - Enhanced Yield Investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of partners' capital. Investments in companies whose securities are publicly-traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities, if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an Enhanced Yield Investment provide a basis for use of an appraisal valuation. Thereafter, Enhanced Yield Investments are carried at appraised values as determined quarterly by the Managing Partner, subject to the approval of the Independent General Partners. Appraisal valuations are based upon such factors as the Portfolio Company's earnings, cash flow and the net worth, the market prices for similar securities of comparable companies and an assessment of the company's future financial prospects. In the case of unsuccessful operations, the appraisal may be based upon liquidation value. Appraisal valuations are necessarily subjective. The fair values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial condition of the issuer. Because of the inherent uncertainty of the valuation of Enhanced Yield Investments which do not have readily ascertainable market values, the Managing Partner's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for such investments. Appraised values do not reflect brokers' fees, other normal selling costs or management incentive fees which might become payable on disposition of such investments. (See Note 2).

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

(4)   ALLOCATIONS AND DISTRIBUTIONS

      The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $3,485,255 at September 30, 2000 is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized.

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

(5)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest from a range of 4.37% to 6.21%, at September 30, 2000.

(6)   ENHANCED YIELD INVESTMENTS

      During the nine months ended September 30, 2000, the Partnership received management fees in the amount of $41,667 and note payments in the amount of $103,763, including interest in the amount of $10,763 and from Artegraft, Inc. in the form of a 9% demand note.

      In September and October of 2000, Paracelsus Healthcare Corporation ("PLHC") and Drypers Corporation ("DYPR") each filed for protection under Chapter 11 of the Federal Bankruptcy Code. PLHC has negotiated a plan of reorganization with its primary creditors and expects to emerge from bankruptcy in December 2000.

      During the nine months ended September 30, 1999, the Partnership made a Follow-on Investment of $702,500 in Enhanced Yield Investment of one Portfolio Company, which included $390,000 converted from an account receivable.

(7)   ACCOUNTS RECEIVABLE

      The balance in "Accounts Receivable" at December 31, 1999 included $300,000 in payments related to the sale of the Partnership's investment in E-B Holdings, Inc., which were received in January 2000.

(8)   NOTES PAYABLE TO BANK

      The Partnership had a $250,000 line of credit promissory note with Bank of America, N.A., with interest payable at prime that expired on March 21, 2000. During the nine months ended September 30, 2000, the Partnership had no debt outstanding.

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

      At September 30, 2000, the Partnership had $4,913,998 (at cost) invested in Enhanced Yield Investments of four companies.

      At September 30, 2000, the Partnership had $262,157 in cash and temporary cash investments. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments.

      Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

RESULTS OF OPERATIONS

INVESTMENT LOSS AND EXPENSES

      Net investment loss after all expenses amounted to $37,738 and $43,616 for the nine months ended September 30, 2000 and 1999, respectively. The Partnership earned $44,088 and $74,068 in income from Enhanced Yield Investments during the nine months ended September 30, 2000 and 1999, respectively. The decrease in 2000 is due to the reversal of six months of interest on a note due from Artegraft, Inc. that is no longer accruing interest. Total expenses for 2000 decreased to $101,412 from $125,870 in 1999. This decrease is primarily due to a decrease in the cost of the 1999 annual report and a refund of legal expenses related to the settlement agreement between former shareholders of Champion Healthcare Corporation and Paracelsus Healthcare Corporation.

      The Management Company receives a management fee equal to 2.5% of the Available Capital, as defined. Such fee amounted to $57,478 and $64,201 for the nine months ended September 30, 2000 and 1999, respectively. The steady decrease in management fees is due to the decrease in Available Capital for each respective year. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $3,485,255 at September 30, 2000. Based on current valuations of Enhanced Yield Investments, the Management Company would not receive any incentive fee upon the sale of the Partnership's investments. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

REALIZED GAIN OR LOSS ON ENHANCED YIELD INVESTMENTS

      There were no realized gains or losses on Enhanced Yield Investments for the nine months ended September 30, 2000 and 1999.

UNREALIZED GAINS AND LOSSES ON ENHANCED YIELD INVESTMENTS

      Unrealized appreciation of Enhanced Yield Investments increased by $320,887 during the nine months ended September 30, 2000. Such net increase resulted from the increase in the estimated fair value of Enhanced Yield Investments of Max Tech Holdings, Inc. in the amount of $1,000,000 and the decrease in the estimate fair value of Enhanced Yield Investments of two companies totaling $679,113.

      Unrealized appreciation of Enhanced Yield Investments decreased by $573,580 during the nine months ended September 30, 1999. Such decrease resulted from the decrease in the estimated fair value of Enhanced Yield Investments of five companies.

DISTRIBUTIONS

      The Partnership made a cash distribution of $615,500 or $50 per Unit during the nine months ended September 30, 2000. The Partnership made no cash distributions during the nine months ended September 30, 1999. Cumulative cash distributions to limited partners from inception to September 30, 2000, were $7,951,547, or $650.53 per weighted average number of Units outstanding.

ENHANCED YIELD INVESTMENTS

      During the nine months ended September 30, 2000, the Partnership received management fees in the amount of $41,667 and note payments in the amount of $103,763, including interest in the amount of $10,763 from Artegraft, Inc. in the form of a 9% demand note.

      The Partnership made a Follow-on Investment of $702,500 in an Enhanced Yield Investment of one Portfolio Company during the nine months ended September 30, 1999, which included $390,000 converted from an accounts receivable.

      Of the companies in which the Partnership has investments at September 30, 2000, only Drypers Corporation and Paracelsus Healthcare Corporation are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

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

   Date: November 13, 2000          EQUUS CAPITAL PARTNERS, L.P.
                                    By:  Equus Capital Corporation
                                    Managing General Partner


                                   /s/ NOLAN LEHMANN
                                       Nolan Lehmann
                                       President and Principal Financial
                                       and Accounting Officer