Form 10-K405
period 2000-12-31
EQUUS CAPITAL PARTNERS LP
filed 2001-03-02
CIK 843626

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal period ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number 0-17526

                          EQUUS CAPITAL PARTNERS, L.P.
             ------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this 10-K. [X]

As of December 31, 2000, 12,187 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at December 31, 2000 was $427.03. There is no established market for such Units.

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
                     Financial Condition and Results of
                     Operations.............................................12
      Item 7A.    Quantitative and Qualitative Disclosure About Market Risk 14
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

PART IV

      Item 14.    Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K................................38

ITEM 1   BUSINESS.

      Equus Capital Partners, L.P. (the "Partnership") is a limited partnership organized under Delaware law on December 1, 1988, and elected to be a business development company under the Investment Company Act of 1940 (the "Investment Company Act"). The Partnership's total contributed capital was $12,435,691, consisting of $12,307,375 for 12,310 Units from 1,428 limited partners, $125,316 from the Managing Partner and $3,000 from the Independent General Partners. The investment objective of the Partnership is to achieve current income and capital appreciation principally by making investments in "mezzanine" securities, consisting primarily of subordinated debt or preferred stock combined with equity participations in common stock or rights to acquire common stock, and subsequently disposing of such investments. The Partnership Agreement provides for termination of the Partnership on December 31, 1999, subject to the right of the Independent General Partners to extend the term for up to four additional years if they determine it is in the best interest of the Partnership. In 1999, the agreement was extended through December 31, 2000. At a meeting in November 2000, the Independent General Partners extended the termination date for an additional one year to December 31, 2001.

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

CURRENT PORTFOLIO COMPANIES

      The following is a description of the Partnership's investments as of December 31, 2000:

      ARTEGRAFT, INC.

      Artegraft, Inc. ("Artegraft"), Morristown, New Jersey, manufactures and distributes a specialty surgical product line consisting of bovine vascular prostheses used in hemodialysis and other healthcare procedures. Since 1996, Artegraft has been in dispute with Johnson & Johnson, the original seller of the company, over issues stemming from the acquisition. The matter is currently in arbitration. We believe an agreement should be reached in the next six to twelve months, which may result in an increase in the Partnership's investment in Artegraft. At December 31, 2000, the Partnership's investment in Artegraft, valued at $916,522, with a cost of $916,572, consisted of $26,800 in a 12% junior term promissory note, $702,500 in a 7% demand promissory note, $187,222 in a 9% demand promissory note, and warrants to buy up to 1,000 and 4,000 shares of common stock for $0.01 and $17.50 per share, respectively. The Partnership's investment represents a 24% fully-diluted equity interest in Artegraft. Tracy H. Cohen, a Vice President of the Managing Partner, serves as a director of Artegraft.

      MAXTECH HOLDINGS, INC.

      MaxTech Holdings, Inc. ("MaxTech"), Dallas, Texas, provides environmental and engineering consulting services and has approximately 45 offices throughout the United States. At December 31, 2000, the Partnership's investment in MaxTech, valued at $4,200,000 with a cost of $1,515,781, consisted of 59,875 shares of common stock and 2,200,000 shares of 10% cumulative convertible preferred stock. The Partnership's investment represents an approximate 33% fully-diluted equity interest in MaxTech. Gary L. Forbes, a Vice President of the Managing Partner and Management Company, serves on the Board of Directors of MaxTech.

      PARACELSUS HEALTHCARE CORPORATION (OTCBB: PLHC)

      Paracelsus Healthcare Corporation ("PLHC"), Houston, Texas, owns or operates, directly or through hospital partnerships, ten acute-care hospitals in six states. The December 31, 2000 closing price of PLHC's common stock on the over the counter bulletin board was $0.013 per share. At December 31, 2000, the Partnership's investment in PLHC, valued at $6,815 with a cost of $1,181,124, consisted of 540,481 shares of common stock. The common stock of PLHC was valued at a discounted average price of $0.0126 per share due to restrictions on the Partnership's ability to sell such stock. The discount results in an aggregate reduction in value from the market price on such date of approximately $211. The Partnership's investment in PLHC represents less than 1% of the fully-diluted equity interest in PLHC. Nolan Lehmann, the President of the Managing Partner and Management Company, serves on PLHC's Board of Directors.

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

      DRYPERS CORPORATION (NASDAQ: DYPR)

      Drypers Corporation ("Drypers"), Houston, Texas, manufactures and markets disposable baby diapers and other consumer products under the trade name Drypers(R) and under various store label brands. Drypers is believed to be the third leading diaper manufacturer in the United States, and has manufacturing facilities in Marion, Ohio; Vancouver, Washington; Buenos Aires, Argentina; Guadalajara, Mexico; Sao Paulo, Brazil; Puerto Rico and Malaysia. During 2000, the Partnership sold 104,900 shares of commons stock for $6,862, resulting in a realized capital loss of $820,295. At December 31, 2000, the remaining 121,690 shares of Drypers were deemed worthless and abandoned, resulting in a realized capital loss of $487,257.

      E-B HOLDINGS, INC.

      E-B Holdings, Inc. ("E-B"), Houston, Texas, owned interests in two restaurants in the Houston area. The Partnership's investment in E-B, with a cost of $580,293, consisted of 12% promissory notes valued at $290,000. In December 1999, the Partnership sold its investment for $290,000, net of expenses, realizing a capital loss of $290,293.

      GARDEN RIDGE CORPORATION (NASDAQ: GRDG)

      Garden Ridge Corporation ("GRDG"), Houston, Texas, is a specialty retailer of crafts and home decorative items. GRDG operates 33 megastores in 12 states and is continuing its expansion into other areas of the United States. The Partnership's investment in GRDG with an original cost of $770,228, consisted of 106,841 shares of common stock, 14,802 shares of preferred stock and $529,913 in subordinated promissory notes. From 1995 to 1999, the Partnership sold its investment in GRDG, resulting in capital gains of $2,421,648.

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

PARTNERSHIP BORROWINGS - RISKS OF LEVERAGE

      On February 16, 1994, the General Partners approved an investment policy allowing the Partnership to borrow an amount up to 20% of its partners' capital for Follow-on Investments. The Partnership is permitted under the Investment Company Act to borrow funds if, immediately after the borrowing, it will have an asset coverage (as defined in the Investment Company Act) of at least 200%. That is, the Partnership may borrow funds in an amount up to 50% of the value of its assets (including investments made with borrowed funds). The amount and nature of any Partnership borrowing will depend upon a number of factors over which neither the Independent General Partners, the Management Company, nor the Managing Partner has control, including general economic conditions, conditions in the financial markets and the impact of the financing on the tax treatment of the limited partners.

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

      The Partnership did not borrow any funds in 2000. The Partnership had a line of credit in the amount of $250,000 with Bank of America, N.A. at December 31, 1999, which expired in 2000. There was no balance outstanding on such line at December 31, 1999.

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

CUSTODIAN

      The Partnership acts as the custodian of its securities to the extent permitted under the Investment Company Act and is subject to the restrictions imposed on self-custodians by the Investment Company Act and the rules and regulations thereunder. The Partnership has entered into an agreement with National Fiduciary Services, NA, (formerly Southwest Guaranty Trust Company), Houston, Texas, with respect to the safekeeping of such securities. The principal business office of such trust company is 2121 Sage Road, Suite 150, Houston, Texas 77056.

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

      No matters were submitted to a vote of security holders during the fourth quarter of 2000.

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS.

      There is no established public trading market for the Partnership's Units. The Partnership had 1,329 limited partners at December 31, 2000. The Partnership made cash distributions of $615,500 and $3,693,000 or $50 and $300 per Unit to limited partners during 2000 and 1998, respectively. No cash distributions were made in 1999.

ITEM 6.     SELECTED FINANCIAL DATA.

      Following is a summary of selected financial data of the Partnership for the five years ended December 31, 2000.

                                                       2000             1999             1998             1997             1996
                                                   ------------     ------------     ------------     ------------     ------------
Investment income .............................    $     84,962     $    120,554     $     62,301     $    296,812     $    172,416

Net investment loss ...........................    $    (92,680)    $    (88,420)    $   (191,167)    $    (45,796)    $   (198,486)

Realized gain (loss) on sales
  of enhanced yield investments, net ..........    $ (1,307,552)    $    363,179     $  2,741,412     $        839     $  1,041,510

Increase (decrease) in
  unrealized appreciation
  of enhanced yield investments, net ..........    $  1,562,997     $    (76,503)    $ (2,457,625)    $  1,754,670     $ (3,607,120)

Net increase (decrease) in
  partners' capital from
  operations ..................................    $    162,765     $    198,256     $     92,620     $  1,709,713     $ (2,764,096)

Distributions to partners .....................    $    621,892     $       --       $  3,731,359     $  2,487,572     $    310,947

Total assets ..................................    $  5,377,105     $  5,850,232     $  5,645,576     $  9,280,649     $ 10,054,874

Partners' capital, end of year ................    $  5,334,305     $  5,793,432     $  5,595,176     $  9,233,915     $ 10,011,774

Cost of enhanced yield
   investments made during year ...............    $    187,222     $    702,500     $       --       $      5,413     $    100,236

Net cash used by
  operating activities ........................    $   (152,431)    $   (141,049)    $   (128,119)    $    (29,230)    $   (254,581)

PER UNIT OF LIMITED PARTNERS'
INTEREST:

Net investment loss ...........................    $      (7.45)    $      (7.11)    $     (15.37)    $      (3.68)    $     (15.96)

Realized gain (loss) on
   sales of enhanced
   yield investments, net .....................    $    (105.13)    $      29.20     $     220.41     $       0.07     $      83.74

Increase (decrease) in
   unrealized appreciation
   of enhanced yield
   investments, net ...........................    $     125.66     $      (6.15)    $    (197.59)    $     141.07     $    (290.01)

Distributions to partners .....................    $      50.00     $       --       $     300.00     $     200.00     $      25.00

Partners' capital, end of year ................    $     427.03     $     463.95     $     448.01     $     740.56     $     803.10

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

      At December 31, 2000, the Partnership had $3,613,477 (at cost) invested in Enhanced Yield Investments of three companies.

      At December 31, 2000, the Partnership had $215,311 in cash and temporary cash investments. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments.

      Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

RESULTS OF OPERATIONS

INVESTMENT LOSS AND EXPENSES

      Net investment loss after all expenses amounted to $92,680, $88,420 and $191,167 for the years ended December 31, 2000, 1999 and 1998, respectively. Interest income from temporary cash investments was $23,355, $8,631 and $18,127 for the years ended December 31, 2000, 1999 and 1998, respectively. The higher amounts in 2000 and 1998 as compared to 1999 were due to the higher average balance of temporary cash investments resulting from proceeds received by the Partnership in 2000 and 1998 from the sale of Enhanced Yield Investments. The Partnership earned $61,607, $111,923 and $44,174 in income from Enhanced Yield Investments during the years ended December 31, 2000, 1999 and 1998, respectively. The higher amount in 1999 as compared to 2000 and 1998 was due to accrued interest related to the $702,500 Artegraft note. The majority of this note was funded in 1999, but all interest after September 1, 1999 has been reserved as non-collectible.

      Mailing and printing expenses were $7,191, $16,908 and $23,332 for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in 2000 as compared to 1999 and 1998 is primarily due to the effort of management to reduce costs related to the quarterly and annual reports during the latter stages of the Partnership's term.

      The Management Company receives a management fee equal to 2.5% of the Available Capital. "Available Capital" is the amount of net offering proceeds from the sale of Units reduced by capital distributed to the holders of the Units and realized losses from the Partnership's investments. Such fee amounted to $76,438, $83,677 and $108,210 for the years ended December 31, 2000, 1999, and 1998, respectively. The steady decrease in management fees is due to the decrease in Available Capital for each respective year. The Management Company is also allocated an incentive fee equal to 10% of the

Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $3,619,246 and $3,651,398 at December 31, 2000 and 1999, respectively. Based on current valuations of Enhanced Yield Investments, the Management Company would not receive any incentive fee upon the sale of the Partnership's investments. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

REALIZED GAIN OR LOSS ON ENHANCED YIELD INVESTMENTS

      During 2000, the Partnership realized a capital loss of $1,307,552. In October 2000, the Partnership sold 104,900 shares of common stock of Drypers Corporation ("Drypers") for $6,862, realizing a capital loss of $820,295. Effective December 31, 2000, the remaining 121,690 shares of Drypers common stock were deemed worthless and abandoned, realizing a capital loss of $487,257.

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

UNREALIZED GAINS ON ENHANCED YIELD INVESTMENTS

      Unrealized appreciation of Enhanced Yield Investments increased by $1,562,997 during the year ended December 31, 2000. Such increase resulted from the increase of $1,000,000 in the estimated fair value of Enhance Yield Investments of one company, the decrease in the estimated fair value of Enhanced Yield Investments of one company of $222,552 and the transfer of $785,549 from net unrealized depreciation to net realized loss from the sale and abandonment of one Enhanced Yield Investment.

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

DISTRIBUTIONS

      The Partnership made cash distributions of $621,892 or $50 per Unit and $3,731,359 or $300 per Unit to the limited Partners for the years ended 2000 and 1998, respectively. No cash distributions were made by the Partnership during the year ended December 31, 1999, Cumulative cash distributions to limited partners from inception to December 31, 2000 were $7,951,547, or $650.53 per weighted average number of Units outstanding.

ENHANCED YIELD INVESTMENTS

      The Partnership has made no new investments during 2000, 1999 and 1998.

      During 2000, the Partnership received management fees in the amount of $54,167 and note payments in the amount of $133,055, including interest in the amount of $12,156 from Artegraft, Inc. in the form of a 9% demand note.

      In September and October 2000, respectively, Paracelsus Healthcare Corporation ("PLHC") and Drypers Corporation ("Drypers") filed for protection under Chapter 11 of the Federal Bankruptcy Code. PLHC has negotiated a plan of reorganization with its primary creditors and expects to emerge from bankruptcy in March 2001. The assets and businesses of Drypers are expected to be sold at auction through the bankruptcy process, with no proceeds available for common shareholders. Effective December 31, 2000, the remaining shares of Drypers were deemed worthless and abandoned.

      During 1999, the Partnership made a Follow-on Investment of $702,500 in an Enhanced Yield Investment of one Portfolio, which included $390,000 converted from an account receivable. In addition, during 1999, the Fund received an additional 202,232 shares of Paracelsus Healthcare Corporation ("PLHC") common stock pursuant to a price adjustment from the merger of Champion Healthcare Corporation, a former portfolio company, with PLHC in 1996.

      Of the companies in which the Partnership held investments at December 31, 2000, only Paracelsus Healthcare Corporation is publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

SUBSEQUENT EVENTS

      In 1993, the Partnership wrote off its investment in Tennis Cards, Inc. and foreclosed on its collateral, which consisted of an inventory of tennis trading cards. On February 22, 2001, the Partnership sold the entire inventory of tennis trading cards for net proceeds of $49,500, realizing the entire amount as a long-term capital gain.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    Report of Independent Public Accountants

To the Independent General Partners of
   Equus Capital Partners, L.P.:

      We have audited the accompanying statements of assets, liabilities and partners' capital of Equus Capital Partners, L.P. (a Delaware limited partnership), including the schedules of enhanced yield investments, as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2000, and the selected per unit data and ratios for each of the five years in the period ended December 31, 2000. These financial statements and selected per unit data and ratios are the responsibility of Equus Capital Corporation (the "Managing Partner"). Our responsibility is to express an opinion on these financial statements, schedules of enhanced yield investments and selected per unit data and ratios based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per unit data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and selected per unit data and ratios. Our procedures included physical inspection or confirmation of securities owned as of December 31, 2000 and 1999. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 3, the financial statements include enhanced yield investments valued at $5,123,337 (96% of partners' capital) and $4,808,431 (83% of partners' capital) as of December 31, 2000 and 1999, respectively, whose values have been estimated by the Managing Partner and approved by the Independent General Partners in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing Partner in arriving at its estimate of value of such investments and have inspected the underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation is appropriate. However, because of the inherent uncertainty of valuation, the Managing Partner's estimate of values may differ significantly from the values that would have been used had a ready market existed for the investments and the differences could be material.

      In our opinion, the financial statements and selected per unit data and ratios referred to above present fairly, in all material respects, the financial position of Equus Capital Partners, L.P. as of December 31, 2000 and 1999, and the results of its operations, changes in its partners' capital and its cash flows for each of the three years in the period ended December 31, 2000, and the selected per unit data and ratios for each of the five years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in United States.



/s/ ARTHUR ANDERSEN LLP
    ARTHUR ANDERSEN LLP

Houston, Texas
February 26, 2001

                          EQUUS CAPITAL PARTNERS, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                           DECEMBER 31, 2000 AND 1999

                                                                 2000         1999
                                                              ----------   ----------
ASSETS

Enhanced yield investments, at fair value
     (cost of $3,613,477 and $4,861,568, respectively) ....   $5,123,337   $4,808,431
Temporary cash investments, at cost which
     approximates fair value ..............................      212,275      679,253
Cash ......................................................        3,036        4,219
Accounts receivable .......................................         --        315,036
Accrued interest receivable ...............................       38,457       43,293
                                                              ----------   ----------
          Total assets ....................................   $5,377,105   $5,850,232
                                                              ==========   ==========
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable .....................................   $   42,800   $   56,800
                                                              ----------   ----------
          Total liabilities ...............................       42,800       56,800
                                                              ----------   ----------
Commitments and contingencies

Partners' capital:
     Managing partner .....................................       75,892       80,484
     Independent general partners .........................        1,651        1,778
     Limited partners (12,310 Units issued and outstanding)    5,256,762    5,711,170
                                                              ----------   ----------
          Total partners' capital .........................    5,334,305    5,793,432
                                                              ----------   ----------
          Total liabilities and partners' capital .........   $5,377,105   $5,850,232
                                                              ==========   ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                              2000            1999            1998
                                                          ------------    ------------    ------------
Investment income:

     Income from enhanced yield investments ...........   $     61,607    $    111,923    $     44,174
     Interest from temporary cash investments .........         23,355           8,631          18,127
                                                          ------------    ------------    ------------
         Total investment income ......................         84,962         120,554          62,301
                                                          ------------    ------------    ------------
Expenses:

     Management fee ...................................         76,438          83,677         108,210
     Independent general partners' fees ...............         39,012          44,293          59,750
     Professional fees ................................         34,931          43,885          41,716
     Mailing and printing expenses ....................          7,191          16,908          23,332
     Interest expense .................................           --                96            --
     Administrative fees ..............................         20,070          20,115          20,460
                                                          ------------    ------------    ------------
          Total expenses ..............................        177,642         208,974         253,468
                                                          ------------    ------------    ------------
Net investment loss ...................................        (92,680)        (88,420)       (191,167)
                                                          ------------    ------------    ------------
Realized gain (loss) on sales of enhanced
   yield investments, net: ............................     (1,307,552)        363,179       2,741,412
                                                          ------------    ------------    ------------
Unrealized appreciation (depreciation) of enhanced
   yield investments, net:
   End of year ........................................      1,509,860         (53,137)         23,366
   Beginning of year ..................................        (53,137)         23,366       2,480,991
                                                          ------------    ------------    ------------
   Increase (decrease) in unrealized
      appreciation, net ...............................      1,562,997         (76,503)     (2,457,625)
                                                          ------------    ------------    ------------
   Net increase in partners'
      capital from operations .........................   $    162,765    $    198,256    $     92,620
                                                          ============    ============    ============

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                              INDEPENDENT
                                                               MANAGING        GENERAL         LIMITED
                                                 TOTAL         PARTNER         PARTNERS        PARTNERS
                                             ------------    ------------    ------------    ------------
Partners' capital,
      December 31, 1997 ..................   $  9,233,915    $    114,888    $      2,741    $  9,116,286
                                             ------------    ------------    ------------    ------------

Investment activities:
     Investment income ...................         62,301             623              18          61,660
     Expenses ............................        253,468           2,535              71         250,862
                                             ------------    ------------    ------------    ------------

        Net investment loss ..............       (191,167)         (1,912)            (53)       (189,202)

Realized gain on sales of enhanced
     yield investment, net ...............      2,741,412          27,414             778       2,713,220

Decrease in unrealized appreciation
     of enhanced yield investments, net ..     (2,457,625)        (24,575)           (699)     (2,432,351)

Distribution to partners .................     (3,731,359)        (37,314)         (1,045)     (3,693,000)
                                             ------------    ------------    ------------    ------------

Net decrease in partners' capital ........     (3,638,739)        (36,387)         (1,019)     (3,601,333)
                                             ------------    ------------    ------------    ------------

Partners' capital,
     December 31, 1998 ...................   $  5,595,176    $     78,501    $      1,722    $  5,514,953
                                             ============    ============    ============    ============

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                   (Continued)

                                                                                INDEPENDENT
                                                                  MANAGING        GENERAL         LIMITED
                                                   TOTAL          PARTNER         PARTNERS        PARTNERS
                                                ------------    ------------    ------------    ------------
Partners' capital,
     December 31, 1998 ......................   $  5,595,176    $     78,501    $      1,722    $  5,514,953
                                                ------------    ------------    ------------    ------------

Investment activities:
     Investment income ......................        120,554           1,206              34         119,314
     Expenses ...............................        208,974           2,090              59         206,825
                                                ------------    ------------    ------------    ------------

        Net investment loss .................        (88,420)           (884)            (25)        (87,511)

Realized gain on sales of enhanced
     yield investments, net .................        363,179           3,632             103         359,444

Decrease in unrealized appreciation
     of enhanced yield investments, net .....        (76,503)           (765)            (22)        (75,716)
                                                ------------    ------------    ------------    ------------

Net increase in partners' capital ...........        198,256           1,983              56         196,217
                                                ------------    ------------    ------------    ------------

Partners' capital,
      December 31, 1999 .....................   $  5,793,432    $     80,484    $      1,778    $  5,711,170
                                                ============    ============    ============    ============

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                   (Continued)

                                                                                INDEPENDENT
                                                                  MANAGING        GENERAL         LIMITED
                                                   TOTAL          PARTNER         PARTNERS        PARTNERS
                                                ------------    ------------    ------------    ------------
Partners' capital,
     December 31, 1999 ......................   $  5,793,432    $     80,484    $      1,778    $  5,711,170
                                                ------------    ------------    ------------    ------------

Investment activities:
     Investment income ......................         84,962             850              24          84,088
     Expenses ...............................        177,642           1,777              50         175,815
                                                ------------    ------------    ------------    ------------

        Net investment loss .................        (92,680)           (927)            (26)        (91,727)

Realized loss on sales of enhanced
     yield investments, net .................     (1,307,552)        (13,076)           (371)     (1,294,105)

Increase in unrealized appreciation
     of enhanced yield investments, net .....      1,562,997          15,630             443       1,546,924

 Distributions to Partners ..................       (621,892)         (6,219)           (173)       (615,500)
                                                ------------    ------------    ------------    ------------

Net decrease in partners' capital ...........       (459,127)         (4,592)           (127)       (454,408)
                                                ------------    ------------    ------------    ------------

Partners' capital,
      December 31, 2000 .....................   $  5,334,305    $     75,892    $      1,651    $  5,256,762
                                                ============    ============    ============    ============

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                             2000           1999           1998
                                                         -----------    -----------    -----------
Cash flows from operating activities:
     Interest received ...............................   $    29,211    $    71,525    $   121,683
     Cash paid to management company,
        general partners, bank and suppliers .........      (181,642)      (212,574)      (249,802)
                                                         -----------    -----------    -----------

        Net cash used by operating activities ........      (152,431)      (141,049)      (128,119)
                                                         -----------    -----------    -----------
Cash flows from investing activities:
     Purchase of enhanced yield investments ..........          --         (312,500)          --
     Sale of enhanced yield investments ..............       296,862        704,413      4,249,920
     Repayment of enhanced yield investments .........         9,300         93,000         94,721
     Advance to portfolio company ....................          --             --         (390,000)
                                                         -----------    -----------    -----------
         Net cash provided by investing
           activities ................................       306,162        484,913      3,954,641
                                                         -----------    -----------    -----------
Cash flows from financing activities:
     Advances on note payable from bank ..............          --           20,000           --
     Repayments on note payable to bank ..............          --          (20,000)          --
     Distributions to partners .......................      (621,892)          --       (3,731,359)
                                                         -----------    -----------    -----------
        Net cash used by financing
           activities ................................      (621,892)          --       (3,731,359)
                                                         -----------    -----------    -----------
Net (decrease) increase in cash and
     cash equivalents ................................      (468,161)       343,864         95,163

Cash and cash equivalents at
     beginning of year ...............................       683,472        339,608        244,445
                                                         -----------    -----------    -----------
Cash and cash equivalents at end
     of year .........................................   $   215,311    $   683,472    $   339,608
                                                         ===========    ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                   (Continued)

                                                             2000           1999           1998
                                                         -----------    -----------    -----------
Reconciliation of net increase in partners'
     capital from operations to net cash used
     by operating activities:

Net increase in partners' capital
     from operations .................................   $   162,765    $   198,256    $    92,620

Adjustments to reconcile net increase in partners' capital from operations to net cash used by operating activities:

     Realized (gain) loss on sales of enhanced
        yield investments, net .......................     1,307,552       (363,179)    (2,741,412)
     (Increase) decrease in unrealized
        appreciation of enhanced yield
        investments, net .............................    (1,562,997)        76,503      2,457,625
     Income received in the form of
        enhanced yield investments ...................       (66,323)          --             --
     Decrease (increase) in accounts receivable ......         5,736         (5,736)          --
     Decrease (increase) in accrued
        interest receivable ..........................         4,836        (43,293)        59,382
     Increase (decrease) in accounts payable .........        (4,000)        (3,600)         3,666
                                                         -----------    -----------    -----------
Net cash used by operating activities ................   $  (152,431)   $  (141,049)   $  (128,119)
                                                         ===========    ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                        SELECTED PER UNIT DATA AND RATIOS
                   FOR THE FIVE YEARS ENDED DECEMBER 31, 2000

                                              2000           1999           1998           1997           1996
                                           ----------     ----------     ----------     ----------     ----------
SELECTED PER UNIT DATA:

Investment income ......................   $     6.83     $     9.69     $     5.01     $    23.86     $    13.86

Expenses ...............................        14.28          16.80          20.38          27.54          29.82
                                           ----------     ----------     ----------     ----------     ----------

Net investment loss ....................        (7.45)         (7.11)        (15.37)         (3.68)        (15.96)

Realized gain (loss) on sales of
     enhanced yield investments, net ...      (105.13)         29.20         220.41           0.07          83.74

Increase (decrease) in unrealized
     appreciation of enhanced
     yield investments, net ............       125.66          (6.15)       (197.59)        141.07        (290.01)
                                           ----------     ----------     ----------     ----------     ----------

Net increase (decrease) in partners'
     capital from operations ...........        13.08          15.94           7.45         137.46        (222.23)

Distributions to partners ..............       (50.00)          --          (300.00)       (200.00)        (25.00)
                                           ----------     ----------     ----------     ----------     ----------

Net increase (decrease) in
     partners' capital .................       (36.92)         15.94        (292.55)        (62.54)       (247.23)

Partners' capital, beginning of year ...       463.95         448.01         740.56         803.10       1,050.33
                                           ----------     ----------     ----------     ----------     ----------

Partners' capital, end of year .........   $   427.03     $   463.95     $   448.01     $   740.56     $   803.10
                                           ==========     ==========     ==========     ==========     ==========

SELECTED RATIOS:

Ratio of expenses to average
     partners' capital .................         3.21%          3.68%          3.43%          3.57%          3.22%

Ratio of net investment loss to
     average partners' capital .........        (1.67)%        (1.56)%        (2.59)%        (0.48)%        (1.72)%

Ratio of total increase (decrease)
     in partners' capital from
     operations to average
     partners' capital .................         2.94%          3.50%          1.25%         17.81%        (23.98)%

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                DECEMBER 31, 2000

                                                           DATE OF
PORTFOLIO COMPANY                                    INITIAL INVESTMENT      COST         FAIR VALUE
-----------------                                    ------------------   -----------    ------------
Artegraft, Inc.                                         January 1993
  -  12% junior term promissory note                                      $    26,800    $    26,800
  -  9% demand promissory note                                                187,222        187,222
  -  7% demand promissory note                                                702,500        702,500
  -  Warrant to buy up to 1,000 shares of
     common stock at $.01 per share
     through December 31, 2002
  -  Warrant to buy up to 4,000 shares                                             10          --
     of common stock at $17.50 per share
     through December 31, 2002
                                                                                   40          --
MaxTech Holdings, Inc.                                   March 1991
  -  59,875 shares of common stock                                             15,781      1,120,000
  -  2,200,000 shares of 10% cumulative
     convertible preferred stock                                            1,500,000      3,080,000

Paracelsus Healthcare Corporation (OTCBB-PLHC)           April 1991
  -  540,481 shares of common stock                                         1,181,124          6,815
                                                                          -----------    -----------
      Total                                                               $ 3,613,477    $ 5,123,337
                                                                          ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                DECEMBER 31, 2000
                                   (Continued)


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

      As defined in the Investment Company Act of 1940, the Partnership is considered to have a controlling interest in MaxTech Holdings, Inc. The fair value of the Partnership's investment in Paracelsus Healthcare Corporation includes a discount from the closing market price of $211 or ($0.017 per Unit) to reflect the estimated effects of restrictions on the sale of such securities at December 31, 2000. For the years ended December 31, 2000, 1999 and 1998, there was no income earned on the Enhanced Yield Investments of companies in which the Partnership has a controlling interest.

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

                          EQUUS CAPITAL PARTNERS, L.P.
                    SCHEDULE OF ENHANCED YIELD INVESTMENTS
                               DECEMBER 31, 1999

                                                           DATE OF
PORTFOLIO COMPANY                                    INITIAL INVESTMENT      COST         FAIR VALUE
-----------------                                    ------------------   -----------    ------------
Artegraft, Inc.                                         January 1993
  -  12% junior term promissory note                                      $   147,700    $    147,700
  -  7% demand promissory note                                                702,500         702,500
  -  Warrant to buy up to 1,000 shares of
     common stock at $.01 per share
     through December 31, 2002                                                     10           --
  -  Warrant to buy up to 4,000 shares
     of common stock at $17.50 per share
     through December 31, 2002                                                     40           --

Drypers Corporation (NASDAQ - DYPR)                       July 1991
  -  226,590 shares of common stock                                         1,314,413         528,864

MaxTech Holdings, Inc.                                   March 1991
  -  59,875 shares of common stock                                             15,781         340,000
  -  2,200,000 shares of 10% cumula-
     tive convertible preferred stock                                       1,500,000       2,860,000

Paracelsus Healthcare Corporation (NYSE - PLS)           April 1991
  -  540,481 shares of common stock                                         1,181,124         229,367
                                                                          -----------      ----------
      Total                                                               $ 4,861,568      $4,808,431
                                                                          ===========      ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998


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

      The Partnership seeks to achieve current income and capital appreciation principally by making investments in "mezzanine" securities, consisting primarily of subordinated debt or preferred stock combined with equity participations in common stock or rights to acquire common stock, and subsequently disposing of such investments ("Enhanced Yield Investments"). The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership was scheduled to terminate by December 31, 1999, subject to the right of the Independent General Partners (as defined below) to extend the term for up to four additional years if they determine that such extension is in the best interest of the Partnership. In 1999, the agreement was extended through December 31, 2000. At a meeting in November 2000, the Independent General Partners extended the termination date to December 31, 2001.

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

      The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. Payment of the incentive fees is subject to the payment of $3,619,246 and $3,651,398 in cumulative accrued priority returns owed to limited partners at December 31, 2000 and 1999, respectively (See Note 4). The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. Certain officers of the Management Company serve as directors of Portfolio Companies, and receive and retain fees in consideration for such service. The Management Company also has management agreements with the Managing Partner and Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

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

(4)   ALLOCATIONS AND DISTRIBUTIONS

      The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $3,619,246 and $3,651,398 at December 31, 2000 and 1999, respectively, is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized.

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

(5)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest of 3.93% at December 31, 2000.

(6)   ENHANCED YIELD INVESTMENTS

      During 2000, the Partnership received management fees in the amount of $54,167 and note payments in the amount of $133,055, including interest in the amount of $12,156 from Artegraft, Inc. in the form of a 9% demand note.

      In September and October 2000, respectively, Paracelsus Healthcare Corporation ("PLHC") and Drypers Corporation ("Drypers") filed for protection under Chapter 11 of the Federal Bankruptcy Code. PLHC has negotiated a plan of reorganization with its primary creditors and expects to emerge from bankruptcy in March 2001. The assets and businesses of Drypers are expected to be sold at auction through the bankruptcy process, with no proceeds available for common shareholders. Effective December 31, 2000, the remaining shares of Drypers were deemed worthless and abandoned.

      The Partnership made a Follow-On Investment of $702,500 in an Enhanced Yield Investment of one Portfolio Company during the year ended December 31, 1999, which included $390,000 converted from an accounts receivable. The Partnership made no new investments during the year. In addition, the Partnership realized net capital gains of $363,179 from the sale of investments in two Portfolio Companies during 1999. Also, during 1999, the Fund received an additional 202,232 shares of Paracelsus Healthcare Corporation ("PLHC") common stock pursuant to a price adjustment from the Champion/PLHC Healthcare merger.

      The Partnership made no new or Follow-on Investments in Enhanced Yield Investments during the year ended December 31, 1998. However, the Partnership realized capital gains of $2,741,412 from the sale of Enhanced Yield Investments of one Portfolio Company and from additional proceeds received in 1998 related to the 1997 sale of the Enhanced Yield Investment in one Portfolio Company.

(7)   ACCOUNTS RECEIVABLE

      There was no balance in accounts receivable at December 31, 2000.

      The balance in accounts receivable at December 31, 1999 was $315,036, including $300,000 related to the sale of E-B Holdings, Inc. which was received in January 2000.

(8)   SUBSEQUENT EVENTS

      In 1993, the Partnership wrote off its investment in Tennis Cards, Inc. and foreclosed on its collateral, which consisted of an inventory of tennis trading cards. On February 22, 2001, the Partnership sold the entire inventory of tennis trading cards for net proceeds of $49,500, realizing the entire amount as a long-term capital gain.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The Partnership has no directors or officers. On December 31, 2000, the Partnership was managed by the Managing Partner and two Independent General Partners.

      Certain information regarding the Independent General Partners is set forth below:

      John M. Ivancevich, age 61, has been an Independent General Partner of the Partnership since 1989. He has been Executive Vice President for Academic Affairs and Provost at the University of Houston since July 1995 and was Dean of the College of Business Administration at the University of Houston from 1988 to July 1995. Dean Ivancevich has held the Hugh Roy and Lillie Cranz Cullen Distinguished Professorship of Management since 1979. Between 1974 and 1988, Dean Ivancevich held various positions in the College of Business Administration, including Chairman of the Department of Organizational Behavior and Management and Associate Dean for Research.

      Williston B. Symonds, age 68, has been an Independent General Partner of the Partnership since 1989. He has been an independent consultant since 1981 with temporary affiliations with companies in the energy and telecommunications industries. From 1983 to 1985 he was with Advanced Telecommunications Corporation, a provider of alternate long distance telephone services and consulting engineering, as a director, Vice President-Finance, Secretary and Treasurer and from 1984 as President and Treasurer. He is also a certified public accountant.

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

      As of February 28, 2001, the Partnership believes that all of the Partnership's general partners and ten percent holders are current in their filings. In making these statements, the Partnership has relied on the transfer records of the Partnership and copies of reports that they have filed with the SEC.

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

      The following is a list of the directors and officers of the Managing
Partner:

          NAME                         AGE      POSITION
          ----                         ---      --------

          Sam P. Douglass              68      Chairman of the Board and
                                               Chief Executive Officer
          Nolan Lehmann                56      President and Director
          Randall B. Hale              38      Vice President and Director
          Paula T. Douglass            49      Director
          S. Preston Douglass, Jr.     39      Director
          Patrick M. Cahill            40      Vice President and Treasurer
          Tracy H. Cohen               34      Vice President and Secretary
          Gary L. Forbes               57      Vice President

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

      Randall B. Hale has been a Vice President of the Managing Partner, Equus II Incorporated and the Management Company since November 1992. He was elected a director of the Managing Partner and Management Company in February 1996. From June 1985 to October 1992, he was employed by Arthur Andersen LLP. He is a director of Drypers Corporation. Mr. Hale is a certified public accountant.

      Paula T. Douglass has been a director of the Management Company since July 1993. She was elected director of the Managing Partner in February 1996. From September 1989 to September 1990, she was employed as an attorney by Fulbright & Jaworski. Since December 1978, she has been a director of Equus Corporation International. She is a licensed attorney. From February 1998 through November 2000, Ms. Douglass was Chairman and Chief Executive Officer of Cinema Film Systems Texas, Inc.

      S. Preston Douglass, Jr. has been a director of the Management Company since July 1993. He was elected director of the Managing Partner in February 1996. He is President and Chief Executive Officer of Corpus Christi Harley Davidson, Inc. since March 2000. He was a partner at Wallace, Machann, Jackson, Williams and Douglass where he was employed from January 1989 to March 2000. He was a prosecutor in the 216th Judicial District in Kerrville, Texas from December 1987 to December 1988. He is a licensed attorney.

      Patrick M. Cahill has been Treasurer and a Vice President of the Managing Partner since March 1996 and Controller of the Managing Partner since May 1987. He has been Vice President of Equus II Incorporated since May 1994 and the Treasurer of Equus II Incorporated since March 1996. He has also been a Vice President of the Managing Company since April 1999 and Controller of the Management Company since May 1987. From June 1982 to May 1987, he was employed by Ernst & Young. Mr.

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

      Gary L. Forbes was a director of the Managing Partner from January 1992 to November 1995 and has been a Vice President of the Managing Partner and the Management Company since November 1991. He was a director of the Management Company from July 1993 to November 1995. He has been a Vice President of Equus II Incorporated since December 1991. He is also a director of Advanced Technical Products, Inc., Consolidated Graphics, Inc., and NCI Building Systems, Inc. Mr. Forbes is a certified public accountant.

      There is no family relationship between any Independent General Partner and any director or officer of the Managing Partner. Paula T. Douglass is the wife of Sam P. Douglass, and S. Preston Douglass, Jr. is the son of Sam P. Douglass.

      The business address of Messrs. Douglass, Lehmann, Hale, Cahill, Forbes and Ms. Douglass and Cohen is 2929 Allen Parkway, Suite 2500, Houston, Texas 77019. The business address of Mr. S. Preston Douglass, Jr. is 2626 S. Padre Island Dr., Corpus Christi, Texas 78415.

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

      The directors and officers of the Management Company are Sam P. Douglass, Chairman of the Board and Chief Executive Officer, Nolan Lehmann, President and a director, Randall B. Hale, Vice President, Secretary and director, Paula T. Douglass, director, S. Preston Douglass, Jr., director, Patrick M. Cahill, Vice President and Gary L. Forbes, Vice President. See "Managing Partner" above for information concerning Messrs. Sam P. Douglass, Lehmann, Hale, S. Preston Douglass, Jr., Cahill, Forbes and Ms. Douglass.

      As a result of its stock ownership in the Management Company, Equus Corporation International has 80% voting control of the Management Company. Equus Corporation International is a privately owned corporation engaged in a variety of investment activities. The business address of Equus Corporation International is 2929 Allen Parkway, Suite 2500, Houston, Texas 77019.

THE MANAGEMENT AGREEMENT

      The Management Agreement provides that the Management Company receive as compensation for its services a management fee (the "Management Fee") at an annual rate of 2.5% of Available Capital of the Partnership, paid quarterly in arrears. The Management Fee is payable quarterly in arrears. Management fees of $76,438, $83,677 and $108,210 were paid during the years ended December 31, 2000, 1999 and 1998, respectively.

      The Management Agreement also provides that the Management Company will be paid as the Management Company Incentive Fee an amount equal to 10% of the excess of distributions from Enhanced Yield Investments over distributions from Enhanced Yield Investments representing returns of capital over the life of the Partnership, subject to payment of the priority return to the Limited Partners. The cumulative amount of the Management Company Incentive Fee will be determined as of the end of each fiscal quarter and upon termination of the Partnership. If, at the end of any such period or upon termination, net payments previously made to the Management Company exceed 10% of the Partnership's cumulative distributions, including the priority return, from Enhanced Yield Investments less unrealized capital depreciation, the Management Company will be required to repay all or a portion of the Management Company Incentive Fee previously received. At December 31, 2000, payment of incentive fees is subject to the payment of $3,619,246 in cumulative accrued priority returns owed to limited partners.

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

      As compensation for the specified administrative services to be rendered by the Management Company, the Management Company is paid a fee (the "Fund Administration Fee") of $15 per Limited Partner account per year and is reimbursed for certain out-of-pocket expenses relating to such services. Such terms and conditions must be approved by the Independent General Partners, however, as being not less favorable to the Partnership than those obtainable from competent unaffiliated third parties. The amount of compensation payable to the Management Company is reviewed annually by the Independent General Partners and, subject to the limitation contained in the previous sentence, may be increased or decreased by the Independent General Partners to provide for such compensation as the Independent General Partners may in good faith deem reasonable. Administration fees were $20,070, $20,115 and $20,460 for the years ended December 31, 2000, 1999 and 1998, respectively.

      The Management Company is a registered investment adviser under the Investment Advisers Act.

ITEM 11.  EXECUTIVE COMPENSATION.

      The following table sets forth all cash compensation paid to the Independent General Partners during or with respect to 2000 for services rendered in all capacities to the Partnership.

          NUMBER OF            CAPACITIES IN                  CASH
          PERSONS IN GROUP      WHICH SERVED               COMPENSATION
          ----------------     --------------              ------------

                 2             Independent General           $39,000
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

      The Partnership has no directors, executive officers or employees and therefore paid no other compensation during 2000.

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

      Set forth below is information as of December 31, 2000, with respect to the ownership of Units by the directors and officers of the Managing Partner.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)   FINANCIAL STATEMENTS                              PAGE

      Report of Independent Public Accountants              16

      Statements of Assets, Liabilities and Partners'       17
      Capital at December 31, 2000 and 1999

      Statements of Operations for the years ended          18
      December 31, 2000, 1999 and 1998

      Statements of Changes in Partners' Capital            19
      for the years ended December 31, 2000, 1999
      and 1998

      Statements of Cash Flows for the years ended          22
      December 31, 2000, 1999 and 1998

      Selected Per Unit Data and Ratios for the             24
      five years ended December 31, 2000

      Schedules of Enhanced Yield Investments               25
      at December 31, 2000 and 1999

      Notes to Financial Statements                         28

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

                                          EQUUS CAPITAL PARTNERS, L.P.

                                          By:  Equus Capital Corporation,
                                                Managing Partner


                                          By:/s/ NOLAN LEHMANN
                                                 Nolan Lehmann, President

Date: March 1, 2001

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

      SIGNATURE                       TITLE                         DATE
      ---------                       -----                         ----

EQUUS CAPITAL CORPORATION
Managing General Partner



By:/s/ NOLAN LEHMANN                                           March 1, 2001
       Nolan Lehmann             President

   /s/ JOHN M. IVANCEVICH                                      March 1, 2001
       John M. Ivancevich        Independent
                                 General Partner

  /s/ WILLISTON B. SYMONDS                                     March 1, 2001
      Williston B. Symonds       Independent
                                 General Partner

  /s/ NOLAN LEHMANN                                            March 1, 2001
      Nolan Lehmann              President and Director of the
                                 Managing Partner (principal
                                 Financial and Accounting
                                 Officer of the Managing
                                 Partner)

  /s/ SAM P. DOUGLASS                                          March 1, 2001
      Sam P. Douglass            Chairman of the Board and
                                 Chief Executive Officer of
                                 the Managing Partner

  /s/ RANDALL B. HALE                                          March 1, 2001
      Randall B. Hale            Director of the Managing
                                 Partner

  /s/ PAULA T. DOUGLASS                                        March 1, 2001
      Paula T. Douglass          Director of the Managing
                                 Partner

  /s/ S. PRESTON DOUGLASS, JR.                                 March 1, 2001
      S. Preston Douglass, Jr.   Director of the Managing
                                 Partner