Form 10-Q
period 2001-03-31
EQUUS CAPITAL PARTNERS LP
filed 2001-05-11
CIK 843626

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2001

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

As of March 31, 2001, 12,187 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at March 31, 2001 was $493.43. There is no established market for such Units.

Documents incorporated by reference:  None.

                          EQUUS CAPITAL PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                      INDEX


                                                                         PAGE
PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Statements of Assets, Liabilities and Partners' Capital

               - March 31, 2001 and December 31, 2000.......................  1

               Statements of Operations

               - For the three months ended March 31, 2001 and 2000.........  2

               Statements of Changes in Partners' Capital

               - For the three months ended March 31, 2001..................  3

               - For the three months ended March 31, 2000..................  4

               Statements of Cash Flows

               - For the three months ended March 31, 2001 and 2000.........  5

               Selected Per Unit Data and Ratios

               - For the three months ended March 31, 2001 and 2000.........  7

               Schedule of Enhanced Yield Investments

               - March 31, 2001.............................................  8

               Notes to Financial Statements................................ 10

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................... 13

      Item 3.  Quantitative and Qualitative Disclosure about Market Risk.... 14

PART II.       OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K............................. 15

SIGNATURE   ................................................................ 15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EQUUS CAPITAL PARTNERS, L.P.
                  STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)

                                                                 2001         2000
                                                              ----------   ----------
ASSETS

Enhanced yield investments, at fair value
     (cost of $2,445,378 and $3,613,477, respectively)        $5,929,547   $5,123,337
Temporary cash investments, at cost which
     approximates fair value                                     193,757      212,275
Cash                                                               2,644        3,036
Accrued interest receivable                                       42,926       38,457
                                                              ----------   ----------

          Total assets                                        $6,168,874   $5,377,105
                                                              ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable                                         $    8,756   $   42,800
                                                              ----------   ----------

          Total liabilities                                        8,756       42,800
                                                              ----------   ----------

Commitments and contingencies

Partners' capital:
     Managing partner                                             84,150       75,892
     Independent general partners                                  1,885        1,651
     Limited partners (12,310 Units issued and outstanding)    6,074,083    5,256,762
                                                              ----------   ----------

          Total partners' capital                              6,160,118    5,334,305
                                                              ----------   ----------

          Total liabilities and partners' capital             $6,168,874   $5,377,105
                                                              ==========   ==========


                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                            2001          2000
                                                                        -----------    -----------
Investment income:

     Income from enhanced yield investments                             $    17,494    $    32,800
     Interest from temporary cash investments                                 3,004         10,907
                                                                        -----------    -----------

          Total investment income                                            20,498         43,707
                                                                        -----------    -----------

Expenses:

     Management fee                                                          18,616         19,195
     Independent general partner fees                                         8,250          9,750
     Mailing and printing expenses                                            1,378          3,976
     Administrative fees                                                      4,984          5,018
     Professional fees                                                        4,142          3,643
                                                                        -----------    -----------

          Total expenses                                                     37,370         41,582
                                                                        -----------    -----------

Net investment income (loss)                                                (16,872)         2,125
                                                                        -----------    -----------

Realized loss on sale of enhanced yield investments                      (1,131,624)          --
                                                                        -----------    -----------

Unrealized appreciation (depreciation) of enhanced yield investments:
     End of period                                                        3,484,169       (263,783)
     Beginning of period                                                  1,509,860        (53,137)
                                                                        -----------    -----------

          Increase (decrease) in unrealized appreciation                  1,974,309       (210,646)
                                                                        -----------    -----------

          Net increase (decrease) in partners' capital
             from operations                                            $   825,813    $  (208,521)
                                                                        ===========    ===========


                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

                                                                                          INDEPENDENT
                                                                         MANAGING           GENERAL              LIMITED
                                                      TOTAL              PARTNER            PARTNERS             PARTNERS
                                                   -----------         -----------         -----------         -----------
Partners' capital,
   December 31, 2000                               $ 5,334,305         $    75,892         $     1,651         $ 5,256,762
                                                   -----------         -----------         -----------         -----------

Investment activities:
   Investment income                                    20,498                 205                   6              20,287
   Expenses                                             37,370                 374                  11              36,985
                                                   -----------         -----------         -----------         -----------

      Net investment loss                              (16,872)               (169)                 (5)            (16,698)

Realized loss on sale of enhanced
   yield investments                                (1,131,624)            (11,317)               (321)         (1,119,986)

Increase in unrealized appreciation
   of enhanced yield investments                     1,974,309              19,744                 560           1,954,005
                                                   -----------         -----------         -----------         -----------

Net increase in partners' capital                      825,813               8,258                 234             817,321
                                                   -----------         -----------         -----------         -----------

Partners' capital,
   March 31, 2001                                  $ 6,160,118         $    84,150         $     1,885         $ 6,074,083
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

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)

                                                                                          INDEPENDENT
                                                                        MANAGING            GENERAL             LIMITED
                                                     TOTAL              PARTNER             PARTNER             PARTNERS
                                                  -----------         -----------         -----------         -----------
Partners' capital,
   December 31, 1999                              $ 5,793,432         $    80,484         $     1,778         $ 5,711,170
                                                  -----------         -----------         -----------         -----------

Investment activities:
   Investment income                                   43,707                 437                  13              43,257
   Expenses                                            41,582                 416                  12              41,154
                                                  -----------         -----------         -----------         -----------

      Net investment income                             2,125                  21                   1               2,103

Decrease in unrealized appreciation
   of enhanced yield investments                     (210,646)             (2,106)                (60)           (208,480)

Distributions to partners                            (621,893)             (6,219)               (174)           (615,500)
                                                  -----------         -----------         -----------         -----------

Net decrease in partners' capital                    (830,414)             (8,304)               (233)           (821,877)
                                                  -----------         -----------         -----------         -----------

Partners' capital,
   March 31, 2000                                 $ 4,963,018         $    72,180         $     1,545         $ 4,889,293
                                                  ===========         ===========         ===========         ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                            2001         2000
                                                         ---------    ---------


Cash flows from operating activities:
     Investment income received                          $   3,004    $  16,643
     Cash paid to management company, general partners
        and suppliers                                      (71,414)     (75,081)
                                                         ---------    ---------

        Net cash used by operating activities              (68,410)     (58,438)
                                                         ---------    ---------

Cash flows from investing activities:
     Proceeds of sale of enhanced yield investments         49,500      290,000
     Repayments of enhanced yield investments                 --          9,300
                                                         ---------    ---------

        Net cash provided by investing activities           49,500      299,300
                                                         ---------    ---------

Cash flows from financing activities:
     Distributions to partners                                --       (621,893)
                                                         ---------    ---------

        Net cash used in financing activities                 --       (621,893)
                                                         ---------    ---------

Net decrease in cash and cash equivalents                  (18,910)    (381,031)

Cash and cash equivalents at beginning of period           215,311      683,472
                                                         ---------    ---------

Cash and cash equivalents at end of period               $ 196,401    $ 302,441
                                                         =========    =========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
                                   (Continued)

                                                                                    2001            2000
                                                                                 -----------    -----------
Reconciliation of net increase (decrease) in partners' capital from operations to net cash used by operating activities:

     Net increase (decrease) in partners' capital from operations                $   825,813    $  (208,521)

Adjustments to reconcile net increase (decrease) in partners'
     capital from operations to net cash used
       by operating activities:
    Realized gain on sales of enhanced yield investments, net                      1,131,624           --
    (Increase) decrease in unrealized appreciation
         of enhanced yield investments                                            (1,974,309)       210,646
     Increase in accrued interest receivable                                          (4,469)       (10,690)
     Decrease in accounts payable                                                    (34,044)       (33,500)
     Decrease in accounts receivable                                                    --            5,736
     Income received in the form of enhanced yield investments                       (13,025)       (22,109)
                                                                                 -----------    -----------

Net cash used by operating activities                                            $   (68,410)   $   (58,438)
                                                                                 ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                        SELECTED PER UNIT DATA AND RATIOS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                2001         2000
                                                               -------     -------
Investment income                                              $  1.65     $  3.51
Expenses                                                          3.01        3.34
                                                               -------     -------

Net investment income (loss)                                     (1.36)       0.17

Realized loss on sale of enhanced yield investments             (90.97)       --

Increase (decrease) in unrealized appreciation of
     enhanced yield investments                                 158.73      (16.94)
                                                               -------     -------

Net increase (decrease) in partners' capital from operations     66.40      (16.77)

Distribution to partners                                          --        (50.00)
                                                               -------     -------

Net increase (decrease) in partners' capital                     66.40      (66.77)

Partners' capital, beginning of period                          427.03      463.95
                                                               -------     -------

Partners' capital, end of period                               $493.43     $397.18
                                                               =======     =======

Ratio of expenses to average partners' capital                    0.65%       0.78%

Ratio of net investment income (loss) to average
     partners' capital                                           (0.29)%      0.04%

Ratio of net increase (decrease) in partners' capital  from
     operations to average partners' capital                     14.43%      (3.89)%

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


                                                 DATE OF
PORTFOLIO COMPANY                           INITIAL INVESTMENT         COST          FAIR VALUE
-----------------                          -------------------     ----------       ------------
Artegraft, Inc.                                 January 1993
   Manufacturer and distributor of specialty surgical products
  -  9% demand promissory note                                     $ 227,047           $227,047
  -  7% demand promissory note                                       702,500            702,500
  -  Warrant to buy up to 1,000 shares of
     common stock at $.01 per share
     through December 31, 2002                                            10                  -
  -  Warrant to buy up to 4,000 shares
     of common stock at $17.50 per share
     through December 31, 2002                                            40                  -

MaxTech Holdings, Inc.                            March 1991
  Provides enviromental and engineering consulting
   services
  -  59,875 shares of common stock                                    15,781          1,700,000
  -  2,200,000 shares of 10% cumulative
     convertible preferred stock                                   1,500,000          3,300,000
                                                                  ----------          ---------

      Total                                                       $2,445,378         $5,929,547
                                                                  ==========         ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                 MARCH 31, 2001
                                   (Unaudited)
                                   (Continued)


      Substantially all of the Partnership's Enhanced Yield Investments are restricted from public sale without prior registration under the Securities Act of 1933. The Partnership negotiates certain aspects of the method and timing of the disposition of the Partnership's Enhanced Yield Investments in each Portfolio Company, including registration rights and related costs. In connection with the investment in MaxTech Holdings, Inc., rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Partnership does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

      As defined in the Investment Company Act of 1940, the Partnership is considered to have a controlling interest in MaxTech Holdings, Inc. For the three months ended March 31, 2001 and 2000, respectively, there was no income earned on the Enhanced Yield Investments of companies in which the Partnership has a controlling interest.

      As defined in the Investment Company Act of 1940, all of the Partnership's investments are in eligible Enhanced Yield Investments. The Partnership provides significant managerial assistance to all of the Portfolio Companies in which it has invested.



                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (Unaudited)


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

      The Partnership seeks to achieve current income and capital appreciation principally by making investments in "mezzanine" securities, consisting primarily of subordinated debt or preferred stock combined with equity participations in common stock or rights to acquire common stock, and subsequently disposing of such investments ("Enhanced Yield Investments"). The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership was scheduled to terminate by December 31, 1999, subject to the right of the Independent General Partners (as defined below) to extend the term for up to four additional years if they determine that such extension is in the best interest of the Partnership. In 1999, the agreement was extended through December 31, 2000. At a meeting in November 2000, the Independent General Partners extended the termination date for an additional year to December 31, 2001.

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

      The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. Payment of the incentive fees is subject to the payment of $3,728,298 in cumulative accrued priority returns owed to limited partners at March 31, 2001 (See Note 4). The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. Certain officers of the Management Company serve as directors of Portfolio Companies, and receive and retain fees in consideration for such service. The Management Company also has management agreements with the Managing Partner and Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

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

      Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. Profit and Losses for tax purposes are determined and allocated as of the end of each calendar quarter. Profit and Losses are allocated first to reflect such cash distributions made or scheduled to be made (other than as to distributions of capital), and thereafter in a manner designed to reflect cash distributions projected to be made.

      Cash Flows - For purposes of the Statements of Cash Flows, the Partnership considers all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

(4)   ALLOCATIONS AND DISTRIBUTIONS

      The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $3,728,298 at March 31, 2001 is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized.

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

(5)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest from a range of 3.01% to 5.09%, at March 31, 2001.

(6)   ENHANCED YIELD INVESTMENTS

      The Partnership made no new investments during the three months ended March 31, 2001. During the three months ended March 31, 2001, the Partnership received note payments in the amount of $26,800 and management fees in the amount of $12,500 from Artegraft, Inc. in the form of a 9% demand note.

      During the three months ended March 31, 2001, the Partnership realized a net capital loss of $1,131,624. In 1993, the Partnership wrote off its investment in Tennis Cards, Inc. and foreclosed on its collateral which consisted of an inventory of tennis trading cards. On February 22, 2001, the Partnership sold the entire inventory of tennis trading cards for net proceeds of $49,500. In addition, the Partnership wrote off its entire investment in Paracelsus Healthcare Corporation ("Paracelsus"), realizing a capital loss of $1,181,124. Paracelsus, which is in bankruptcy, has announced that its equity holders will receive nothing when the company is reorganized.

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

      At March 31, 2001, the Partnership had $2,445,378 (at cost) invested in Enhanced Yield Investments of two companies.

      At March 31, 2001, the Partnership had $196,401 in cash and temporary cash investments. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments.

      Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSES

      Net investment income (loss) after all expenses amounted to $(16,872) and $2,125 for the three months ended March 31, 2001 and 2000, respectively. The Partnership earned $17,494 and $32,800 in income from Enhanced Yield Investments during the three months ended March 31, 2001 and 2000, respectively. The decrease in income from Enhanced Yield Investments in 2001 is primarily due to a decrease in interest income related to Artegraft, Inc. paying off its 12% promissory note during the first quarter of 2001.

      The Management Company receives a management fee equal to 2.5% of the Available Capital, as defined. Such fee amounted to $18,616 and $19,195 for the three months ended March 31, 2001 and 2000, respectively. The steady decrease in management fees is due to the decrease in Available Capital for each respective year. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $3,728,298 at March 31, 2001. Based on current valuations of Enhanced Yield Investments, the Management Company would not receive any incentive fee upon the sale of the Partnership's investments. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

REALIZED GAIN OR LOSS ON ENHANCED YIELD INVESTMENTS

      During the three months ended March 31, 2001, the Partnership realized a net capital loss of $1,131,624. In 1993, the Partnership wrote off its investment in Tennis Cards, Inc. and foreclosed on its collateral which consisted of an inventory of tennis trading cards. On February 22, 2001, the Partnership sold the entire inventory of tennis trading cards for net proceeds of $49,500. In addition, the Partnership wrote off its entire investment in Paracelsus Healthcare Corporation, realizing a capital loss of $1,181,124.

      There were no realized gains or losses on Enhanced Yield Investments for the three months ended March 31, 2000.

UNREALIZED GAINS AND LOSSES ON ENHANCED YIELD INVESTMENTS

      Unrealized appreciation of Enhanced Yield Investments increased by $1,974,309 during the three months ended March 31, 2001. Such increase resulted from the increase in the estimated fair value of Enhanced Yield Investments in one company and the transfer of net unrealized depreciation to net realized losses from the write-off of one Enhanced Yield Investment.

      Unrealized appreciation of Enhanced Yield Investments decreased by $210,646 during the three months ended March 31, 2000. Such decrease resulted from the decrease in the estimated fair value of Enhanced Yield Investments of two companies.

DISTRIBUTIONS

      During the three months ended March 31, 2001, the Partnership made no cash distributions. The Partnership made a cash distribution of $615,500 or $50 per Unit during the three months ended March 31, 2000. Cumulative cash distributions to limited partners from inception to March 31, 2001, were $7,951,547, or $650.53 per weighted average number of Units outstanding.

ENHANCED YIELD INVESTMENTS

      During the three months ended March 31, 2001, the Partnership received note payments in the amount of $26,800 and management fees in the amount of $12,500 from Artegraft, Inc. in the form of a 9% demand note.

      During the three months ended March 31, 2000, the Partnership received note payments in the amount of $37,200 and management fees in the amount of $16,667 from Artegraft, Inc. in the form of a 9% demand note.

      All of the companies in which the Partnership has investments at March 31, 2001 are privately held. They each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

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


   Date: May 11, 2001               EQUUS CAPITAL PARTNERS, L.P.
                                    By: Equus Capital Corporation
                                    Managing General Partner


                                    /s/ Nolan Lehmann
                                    ----------------------------------
                                    Nolan Lehmann
                                    President and Principal Financial
                                    and Accounting Officer