Form 10-Q
period 2001-06-30
EQUUS CAPITAL PARTNERS LP
filed 2001-08-14
CIK 843626

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17526

                          EQUUS CAPITAL PARTNERS, L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     76-0264305
---------------------------------        -------------------------------------
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

    2929 Allen Parkway, Suite 2500
            Houston, Texas                              77019-2120
-----------------------------------------            ---------------
 (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:    (713) 529-0900

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

As of June 30, 2001, 12,187 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at June 30, 2001 was $550.16. There is no established market for such Units.


Documents incorporated by reference:  None.

                          EQUUS CAPITAL PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                     INDEX


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Statements of Assets, Liabilities and Partners' Capital

              - June 30, 2001 and December 31, 2000........................   1

              Statements of Operations

              - For the three months ended June 30, 2001 and 2000..........   2

              - For the six months ended June 30, 2001 and 2000............   3

              Statements of Changes in Partners' Capital

              - For the six months ended June 30, 2001.....................   4

              - For the six months ended June 30, 2000.....................   5

              Statements of Cash Flows

              - For the six months ended June 30, 2001 and 2000............   6

              Selected Per Unit Data and Ratios

              - For the six months ended June 30, 2001 and 2000............   8

              Schedule of Enhanced Yield Investments

              - June 30, 2001..............................................   9

              Notes to Financial Statements................................  11

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................  14

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk....  16

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K.............................  16

SIGNATURE..................................................................  16

Part I.  Financial Information

Item 1.  Financial Statements

                          EQUUS CAPITAL PARTNERS, L.P.
            STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                      JUNE 30, 2001 AND DECEMBER 31, 2000
                                  (Unaudited)



                                                                      2001          2000
                                                                  ----------    ----------
Assets
------

Enhanced yield investments, at fair value
     (cost of $2,457,878 and $3,613,477, respectively)            $5,267,047    $5,123,337
Temporary cash investments, at cost which
     approximates fair value                                       1,542,177       212,275
Cash                                                                     799         3,036
Due from management company                                           17,030             -
Accrued interest receivable                                           48,117        38,457
                                                                  ----------    ----------
          Total assets                                            $6,875,170    $5,377,105
                                                                  ==========    ==========

Liabilities and Partners' Capital
---------------------------------

Liabilities:
     Accounts payable                                             $    9,386    $   42,800
                                                                  ----------    ----------
          Total liabilities                                            9,386        42,800
                                                                  ----------    ----------
Commitments and contingencies

Partners' capital:
     Managing partner                                                 91,207        75,892
     Independent general partners                                      2,085         1,651
     Limited partners (12,310 Units issued and outstanding)        6,772,492     5,256,762
                                                                  ----------    ----------
          Total partners' capital                                  6,865,784     5,334,305
                                                                  ----------    ----------
          Total liabilities and partners' capital                 $6,875,170    $5,377,105
                                                                  ==========    ==========

                         The accompanying notes are an
                 integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)



                                                                   2001        2000
                                                               ----------    ---------
Investment income:

     Income (loss) from enhanced yield investments             $1,375,604    $  (6,125)
     Interest from temporary cash investments                       5,497        4,490
                                                               ----------    ---------
          Total investment income (loss)                        1,381,101       (1,635)
                                                               ----------    ---------
Expenses:

     Management fee                                               (17,030)      19,209
     Independent general partner fees                               9,750        9,750
     Mailing and printing expenses                                    619       (4,744)
     Administrative fees                                            4,984        5,018
     Professional fees                                              2,112       (9,362)
                                                               ----------    ---------
          Total expenses                                              435       19,871
                                                               ----------    ---------

Net investment income (loss)                                    1,380,666      (21,506)
                                                               ----------    ---------
Unrealized appreciation of enhanced yield investments:
     End of period                                              2,809,169       60,342
     Beginning of period                                        3,484,169     (263,783)
                                                               ----------    ---------
          Increase (decrease) in unrealized appreciation         (675,000)     324,125
                                                               ----------    ---------
          Net increase in partners' capital
             from operations                                   $  705,666    $ 302,619
                                                               ==========    =========


                        The accompanying notes are an
                    integral part of financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                                 2001        2000
                                                            -----------    --------
Investment income:
     Income from enhanced yield investments                 $ 1,393,097    $ 26,674
     Interest from temporary cash investments                     8,502      15,397
                                                            -----------    --------
          Total investment income                             1,401,599      42,071
                                                            -----------    --------
Expenses:
     Management fee                                               1,586      38,404
     Independent general partner fees                            18,000      19,500
     Mailing and printing expenses                                1,997        (768)
     Administrative fees                                          9,968      10,035
     Professional fees                                            6,254      (5,719)
                                                            -----------    --------
          Total expenses                                         37,805      61,452
                                                            -----------    --------
Net investment income (loss)                                  1,363,794     (19,381)
                                                            -----------    --------
Realized loss on sale of enhanced yield investments          (1,131,624)          -
                                                            -----------    --------
Unrealized appreciation of enhanced yield investments:
     End of period                                            2,809,169      60,342
     Beginning of period                                      1,509,860     (53,137)
                                                            -----------    --------
          Increase in unrealized appreciation                 1,299,309     113,479
                                                            -----------    --------
          Net increase in partners' capital
             from operations                                $ 1,531,479    $ 94,098
                                                            ===========    ========

                         The accompanying notes are an
                 integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                      FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)



                                                             INDEPENDENT
                                           MANAGING      GENERAL     LIMITED
                                            TOTAL        PARTNER    PARTNERS      PARTNERS
                                         ------------   ---------   ---------   ------------

Partners' capital,
   December 31, 2000                     $ 5,334,305    $ 75,892      $1,651    $ 5,256,762
                                         -----------    --------      ------    -----------
Investment activities:
   Investment income                       1,401,599      14,017         397      1,387,185
   Expenses                                   37,805         378          11         37,416
                                         -----------    --------      ------    -----------
      Net investment income                1,363,794      13,639         386      1,349,769
Realized loss on sale of
   enhanced yield investments             (1,131,624)    (11,317)       (321)    (1,119,986)
Increase in unrealized appreciation
   of enhanced yield investments           1,299,309      12,993         369      1,285,947
                                         -----------    --------      ------    -----------
Net increase in partners' capital          1,531,479      15,315         434      1,515,730
                                         -----------    --------      ------    -----------
Partners' capital,
   June 30, 2001                         $ 6,865,784    $ 91,207      $2,085    $ 6,772,492
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

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (Unaudited)

                                                                   INDEPENDENT
                                                         MANAGING    GENERAL      LIMITED
                                            TOTAL        PARTNER    PARTNERS      PARTNERS
                                         ------------   ---------   ---------   ------------

Partners' capital,
   December 31, 1999                      $5,793,432     $80,484      $1,778     $5,711,170
                                          ----------     -------      ------     ----------
Investment activities:
   Investment income                          42,071         421          12         41,638
   Expenses                                   61,452         615          17         60,820
                                          ----------     -------      ------     ----------
      Net investment loss                    (19,381)       (194)         (5)       (19,182)

Increase in unrealized appreciation
   of enhanced yield investments             113,479       1,135          32        112,312
Distributions to partners                   (621,893)     (6,219)       (174)      (615,500)
                                          ----------     -------      ------     ----------
Net decrease in partners' capital           (527,795)     (5,278)       (147)      (522,370)
                                          ----------     -------      ------     ----------
Partners' capital,
   June 30, 2000                          $5,265,637     $75,206      $1,631     $5,188,800
                                          ==========     =======      ======     ==========

                        The accompanying notes are an
                 integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                                         2001         2000
                                                                    -----------    ---------
Cash flows from operating activities:
     Investment income received                                     $ 1,366,414    $  21,253
     Cash paid to management company, general partners
        and suppliers                                                   (88,249)    (104,952)
                                                                    -----------    ---------
        Net cash provided (used) by operating activities              1,278,165      (83,699)
                                                                    -----------    ---------
Cash flows from investing activities:
     Proceeds from sale of enhanced yield investments                    49,500      290,000
     Repayments of enhanced yield investments                                 -        9,300
                                                                    -----------    ---------
        Net cash provided by investing activities                        49,500      299,300
                                                                    -----------    ---------
Cash flows from financing activities:
     Distributions to partners                                                -     (621,893)
                                                                    -----------    ---------
        Net cash used in financing activities                                 -     (621,893)
                                                                    -----------    ---------
Net increase (decrease) in cash and cash equivalents                  1,327,665     (406,292)
Cash and cash equivalents at beginning of period                        215,311      683,472
                                                                    -----------    ---------
Cash and cash equivalents at end of period                          $ 1,542,976    $ 277,180
                                                                    ===========    =========

                        The accompanying notes are an
                 integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)
                                  (Continued)


                                                                         2001         2000
                                                                    -----------    ---------
Reconciliation of net increase in partners' capital from
     operations to net cash used by operating activities:
     Net increase in partners' capital from operations              $ 1,531,479    $  94,098
Adjustments to reconcile net increase in partners'
     capital from operations to net cash used
         by operating activities:
     Realized loss on sale of enhanced yield investments              1,131,624            -
     Increase in unrealized appreciation of enhanced
         yield investments                                           (1,299,309)    (113,479)
     (Increase) decrease in accrued interest receivable                  (9,660)      11,125
     Decrease in accounts payable                                       (33,414)     (43,500)
     Decrease in accounts receivable                                          -        5,737
     Increase in due from management company                            (17,030)           -
     Income received in the form of enhanced yield investments          (25,525)     (37,680)
                                                                    -----------    ---------
Net cash provided (used) by operating activities                    $ 1,278,165    $ (83,699)
                                                                    ===========    =========

                         The accompanying notes are an
                 integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                       SELECTED PER UNIT DATA AND RATIOS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)


                                                            2001        2000
                                                          -------     -------

Investment income                                         $112.69     $  3.38
Expenses                                                     3.04        4.94
                                                          -------     -------
Net investment income (loss)                               109.65       (1.56)
Realized loss on sale of enhanced yield investments        (90.98)          -
Increase in unrealized appreciation of
     enhanced yield investments                            104.46        9.12
                                                          -------     -------
Net increase in partners' capital from operations          123.13        7.56
Distribution to partners                                        -      (50.00)
                                                          -------     -------
Net increase (decrease) in partners' capital               123.13      (42.44)
Partners' capital, beginning of period                     427.03      463.95
                                                          -------     -------
Partners' capital, end of period                          $550.16     $421.51
                                                          =======     =======
Ratio of expenses to average partners' capital               0.62%       1.12%
Ratio of net investment income (loss) to average
     partners' capital                                      22.44%     (0.35)%
Ratio of net increase in partners' capital  from
     operations to average partners' capital                25.20%       1.71%

                         The accompanying notes are an
                 integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                 JUNE 30, 2001
                                  (Unaudited)


                                                        Date Of
Portfolio Company                                 Initial Investment                       Cost       Fair Value
-----------------                                 ------------------                       ----       ----------

Artegraft, Inc.                                        January 1993
-9% demand promissory note                                                                $  239,547    $  239,547
-Non-interest bearing demand promissory note                                                 702,500       702,500
-Warrant to buy up to 1,000 shares of common stock
 at $.01 per share through December 31, 2002                                                      10             -
-Warrant to buy up to 4,000 shares of common stock
 at $17.50 per share through December 31, 2002                                                    40             -

MaxTech Holdings, Inc.                                 March 1991
-59,875 shares of common stock                                                                15,781     2,000,000
-2,200,000 shares of 10% cumulative
 convertible preferred stock                                                               1,500,000     2,325,000
                                                                                          ----------    ----------
     Total                                                                                $2,457,878    $5,267,047
                                                                                          ==========   ===========


                        This accompanying notes are an
                 integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                 JUNE 30, 2001
                                  (Unaudited)
                                  (Continued)


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

     As defined in the Investment Company Act of 1940, the Partnership is considered to have a controlling interest in MaxTech Holdings, Inc. For the six months ended June 30, 2001, dividend income of $1,357,912 was earned on the Enhanced Yield Investments of companies in which the Partnership has a controlling interest. For the six months ended June 30, 2000, there was no income earned on the Enhanced Yield Investments of companies in which the Partnership had a controlling interest.

     As defined in the Investment Company Act of 1940, all of the Partnership's investments are in eligible Enhanced Yield Investments. The Partnership provides significant managerial assistance to all of the Portfolio Companies in which it has invested.

                        The accompanying notes are an
                 integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                  (Unaudited)


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

     The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. Payment of the incentive fees is subject to the payment of $3,728,430 in cumulative accrued priority returns owed to limited partners at June 30, 2001 (See Note 4). The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. Certain officers of the Management Company serve as directors of Portfolio Companies, and receive and retain fees in consideration for such service. The Management Company also has management agreements with the Equus II Incorporated

("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

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

     Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. Profit and Losses for tax purposes are determined and allocated as of the end of each calendar year. Profit and Losses are allocated first to reflect such cash distributions made or scheduled to be made (other than as to distributions of capital), and thereafter in a manner designed to reflect cash distributions projected to be made.

     Cash Flows - For purposes of the Statements of Cash Flows, the Partnership considers all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

(4)  Allocations and Distributions

     The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $3,728,430 at June 30, 2001 is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized.

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

(5)  Temporary Cash Investments

     Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest from a range of 1.01% to 3.78%, at June 30, 2001.

(6)  Enhanced Yield Investments

     The Partnership made no new investments during the six months ended June 30, 2001. During the six months ended June 30, 2001, the Partnership received note payments in the amount of $26,800 and management fees in the amount of $25,000 from Artegraft, Inc. both in the form of a 9% demand note.

     During the six months ended June 30, 2001, the Partnership realized a net capital loss of $1,131,624. In 1993, the Partnership wrote off its investment in Tennis Cards, Inc. and foreclosed on its collateral which consisted of an inventory of tennis trading cards. On February 22, 2001, the Partnership sold the entire inventory of tennis trading cards for net proceeds of $49,500. In addition, the Partnership wrote off its entire investment in Paracelsus Healthcare Corporation ("Paracelsus"), realizing a capital loss of $1,181,124. Paracelsus, which is in bankruptcy, has announced that its equity holders will receive nothing when the company is reorganized.

     The Partnership made no new investments during the six months ended June 30, 2000. During the six months ended June 30, 2000, the Partnership received note payments in the amount of $73,612, including interest in the amount of $8,512 and management fees in the amount of $29,167 from Artegraft, Inc. both in the form of a 9% demand note.

(7)  Subsequent Events

     Subsequent to June 30, 2001, the Partnership received a cash payment in the aggregate amount of $3,575,219 from MaxTech Holdings, Inc. ("MaxTech") in exchange for its 10% cumulative preferred stock and as a partial liquidating distribution as a result of the sale of MaxTech.

     On August 7, 2001, the Independent General Partners authorized a distribution of $375 per Unit, or $4,616,250, to be paid on or before September 15, 2001.

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

     At June 30, 2001, the Partnership had $2,457,878 (at cost) invested in Enhanced Yield Investments of two companies.

     At June 30, 2001, the Partnership had $1,542,976 in cash and temporary cash investments. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments.

     Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

RESULTS OF OPERATIONS

INVESTMENT INCOME (LOSS) AND EXPENSES

     Net investment income (loss) after all expenses amounted to $1,363,794 and ($19,381) for the six months ended June 30, 2001 and 2000, respectively. The Partnership earned $1,393,097 and $26,674 in income from Enhanced Yield Investments during the six months ended June 30, 2001 and 2000, respectively. The increase in 2001 is due to dividends paid in arrears by MaxTech Holdings, Inc. Total expenses for 2001 decreased to $37,805 from $61,452 in 2000. The decrease is primarily related to a reimbursement of management fees received from the Management Company due to an overpayment in December 2000 and March 2001.

     The Management Company receives a management fee equal to 2.5% of the Available Capital, as defined. Such fee amounted to $1,586 and $38,404 for the six months ended June 30, 2001 and 2000, respectively. The decrease in management fees in 2001 is due to a reimbursement received from the Management Company related to a clerical error in calculating the December 2000 and March 2001 management fee. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $3,728,430 at June 30, 2001. Based on current valuations of Enhanced Yield Investments, the Management Company would not receive any incentive fee upon the sale of the Partnership's investments. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

REALIZED GAIN OR LOSS ON ENHANCED YIELD INVESTMENTS

     During the six months ended June 30, 2001, the Partnership realized a net capital loss of

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

     There were no realized gains or losses on Enhanced Yield Investments for the six months ended June 30, 2000.

UNREALIZED GAINS AND LOSSES ON ENHANCED YIELD INVESTMENTS

     Unrealized appreciation of Enhanced Yield Investments increased by $1,299,309 during the six months ended June 30, 2001. Such increase resulted from the net increase in the estimated fair value of Enhanced Yield Investments in one company in the amount of $125,000 and the transfer of net unrealized depreciation to net realized losses from the write-off of one Enhanced Yield Investment in the amount of $1,174,309.

     Unrealized appreciation of Enhanced Yield Investments increased by $113,479 during the six months ended June 30, 2000. Such net increase resulted from the increase in the estimated fair value of Enhanced Yield Investments of one company in the amount of $500,000 and the decrease in the estimate fair value of Enhanced Yield Investments of two companies totaling $386,521.

DISTRIBUTIONS

     The Partnership made no cash distributions during the six months ended June 30, 2001, but the Independent General Partners authorized a distribution of $375 per unit, or $4,616,250, at a meeting on August 7, 2001 to be paid on or before September 15, 2001. The Partnership made a cash distribution of $615,500 or $50 per Unit during the six months ended June 30, 2000. Cumulative cash distributions to limited partners from inception to June 30, 2001, were $7,951,547, or $650.53 per weighted average number of Units outstanding.

ENHANCED YIELD INVESTMENTS

     During the six months ended June 30, 2001, the Partnership received note payments in the amount of $26,800 and management fees in the amount of $25,000 from Artegraft, Inc. in the form of a 9% demand note.

     During the six months ended June 30, 2000, the Partnership received note payments of $73,612, including interest in the amount of $8,512 and management fees in the amount of $29,167 from Artegraft, Inc. in the form of a 9% demand note.

     All the companies in which the Partnership has investments at June 30, 2001 are privately held. They each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the Independent General Partners to determine the proper valuation of the Partnership's investment.

SUBSEQUENT EVENTS

     Subsequent to June 30, 2001, the Partnership received a cash payment in the aggregate amount of $3,575,219 from MaxTech Holdings, Inc. ("MaxTech") in exchange for its 10% cumulative preferred stock and as a partial liquidating distribution as a result of the sale of MaxTech.

     On August 7, 2001, the Independent General Partners authorized a distribution of $375 per Unit, or $4,616,250, to be paid on or before September 15, 2001.

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

  Date: August 14, 2001       EQUUS CAPITAL PARTNERS, L.P.
                              By:  Equus Capital Corporation
                              Managing General Partner


                              /s/ Nolan Lehmann
                              -----------------
                              Nolan Lehmann
                              President and Principal Financial
                              and Accounting Officer