Form 10-Q
period 2001-09-30
EQUUS CAPITAL PARTNERS LP
filed 2001-11-13
CIK 843626

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2001, 12,187 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at September 30, 2001 was $205.46. There is no established market for such Units.


Documents incorporated by reference:  None.

                          EQUUS CAPITAL PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                     INDEX

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Assets, Liabilities and Partners' Capital

         - September 30, 2001 and December 31, 2000...................       1

         Statements of Operations

         - For the three months ended September 30, 2001 and 2000.....       2

         - For the nine months ended September 30, 2001 and 2000......       3

         Statements of Changes in Partners' Capital

         - For the nine months ended September 30, 2001...............       4

         - For the nine months ended September 30, 2000...............       5

         Statements of Cash Flows

         - For the nine months ended September 30, 2001 and 2000......       6

         Selected Per Unit Data and Ratios

         - For the nine months ended September 30, 2001 and 2000......       8

         Schedule of Enhanced Yield Investments

         - September 30, 2001.........................................       9

         Notes to Financial Statements................................      11

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................      14

     Item 3. Quantitative and Qualitative Disclosure about Market Risk      15

PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.........................      16

SIGNATURE.............................................................      16

Part I. Financial Information

Item 1. Financial Statements

                         EQUUS CAPITAL PARTNERS, L.P.
            STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                   SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                  (UNAUDITED)

                                                                      2001                 2000
                                                                   ----------           ----------
Assets
------
Enhanced yield investments, at fair value
     (cost of $970,378 and $3,613,477, respectively)               $2,054,547           $5,123,337
Temporary cash investments, at cost which
     approximates fair value                                          488,584              212,275
Cash                                                                      150                3,036
Accrued interest receivable                                            53,648               38,457
                                                                   ----------           ----------
          Total assets                                             $2,596,929           $5,377,105
                                                                   ==========           ==========
Liabilities and Partners' Capital
---------------------------------
Liabilities:
     Accounts payable                                              $   18,386           $   42,800
                                                                   ----------           ----------
          Total liabilities                                            18,386               42,800
                                                                   ----------           ----------
Commitments and contingencies

Partners' capital:
     Managing partner                                                  48,335               75,892
     Independent general partners                                         886                1,651
     Limited partners (12,310 Units issued and outstanding)         2,529,322            5,256,762
                                                                   ----------           ----------
          Total partners' capital                                   2,578,543            5,334,305
                                                                   ----------           ----------
          Total liabilities and partners' capital                  $2,596,929           $5,377,105
                                                                   ==========           ==========


  The accompanying notes are an integral part of these financial statements.

                         EQUUS CAPITAL PARTNERS, L.P.
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

                                                                      2001                2000
                                                                   ---------            --------
Investment income:
     Income from enhanced yield investments                       $   128,031           $ 17,414
     Interest from temporary cash investments                          26,987              4,189
                                                                  -----------           --------
          Total investment income                                     155,018             21,603
                                                                  -----------           --------
Expenses:
     Management fee                                                         -             19,074
     Independent general partner fees                                   9,750              9,750
     Mailing and printing expenses                                      1,346              1,717
     Administrative fees                                                4,984              5,018
     Professional fees                                                  2,200              4,400
                                                                  -----------           --------
          Total expenses                                               18,280             39,959
                                                                  -----------           --------
Net investment income (loss)                                          136,738            (18,356)
                                                                  -----------           --------
Realized gain on sale of enhanced yield investments                 1,965,219                  -
                                                                  -----------           --------
Unrealized appreciation of enhanced yield investments:
     End of period                                                  1,084,169            267,750
     Beginning of period                                            2,809,169             60,342
                                                                  -----------           --------
          Increase (decrease) in unrealized appreciation           (1,725,000)           207,408
                                                                  -----------           --------
          Net increase in partners' capital
             from operations                                      $   376,957           $189,052
                                                                  ===========           ========

  The accompanying notes are an integral part of these financial statements.

                         EQUUS CAPITAL PARTNERS, L.P.
                           STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                    2001                2000
                                                                   ------              ------
Investment income:

     Income from enhanced yield investments                      $1,521,128            $ 44,088
     Interest from temporary cash investments                        35,488              19,586
                                                                 ----------            --------
          Total investment income                                 1,556,616              63,674
                                                                 ----------            --------
Expenses:
     Management fee                                                   1,586              57,478
     Independent general partner fees                                27,750              29,250
     Mailing and printing expenses                                    3,343                 950
     Administrative fees                                             14,951              15,053
     Professional fees                                                8,454              (1,319)
                                                                 ----------            --------
          Total expenses                                             56,084             101,412
                                                                 ----------            --------
Net investment income (loss)                                      1,500,532             (37,738)
                                                                 ----------            --------
Realized gain on sale of enhanced yield investments                 833,595                   -
                                                                 ----------            --------
Unrealized appreciation (depreciation) of enhanced
  yield investments:
     End of period                                                1,084,169             267,750
     Beginning of period                                          1,509,860             (53,137)
                                                                 ----------            --------
          Increase (decrease) in unrealized appreciation           (425,691)            320,887
                                                                 ----------            --------
          Net increase in partners' capital from operations      $1,908,436            $283,149
                                                                 ==========            ========

  The accompanying notes are an integral part of these financial statements.

                         EQUUS CAPITAL PARTNERS, L.P.
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (UNAUDITED)


                                                                                 INDEPENDENT
                                                               MANAGING             GENERAL             LIMITED
                                              TOTAL             PARTNER            PARTNERS             PARTNERS
                                              -----            --------            --------             --------
Partners' capital,
   December 31, 2000                       $ 5,334,305          $ 75,892            $ 1,651           $ 5,256,762
                                           -----------          --------            -------           -----------
Investment activities:
   Investment income                         1,556,616            15,566                442             1,540,608
   Expenses                                     56,084               560                 17                55,507
                                           -----------          --------            -------           -----------
      Net investment income                  1,500,532            15,006                425             1,485,101

Realized gain on sale of
   enhanced yield investments                  833,595             8,336                237               825,022

Decrease in unrealized appreciation
   of enhanced yield investments              (425,691)           (4,257)              (121)             (421,313)

Distributions to partners                   (4,664,198)          (46,642)            (1,306)           (4,616,250)
                                           -----------          --------            -------           -----------
Net decrease in partners' capital           (2,755,762)          (27,557)              (765)           (2,727,440)
                                           -----------          --------            -------           -----------
Partners' capital, September 30, 2001      $ 2,578,543          $ 48,335            $   886           $ 2,529,322
                                           ===========          ========            =======           ===========

  The accompanying notes are an integral part of these financial statements.

                         EQUUS CAPITAL PARTNERS, L.P.
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                                 INDEPENDENT
                                                               MANAGING            GENERAL            LIMITED
                                             TOTAL             PARTNER             PARTNERS           PARTNERS
                                             -----             ---------         ------------         --------
Partners' capital, December 31, 1999       $ 5,793,432          $ 80,484           $ 1,778          $ 5,711,170
                                           -----------          --------           -------          -----------
Investment activities:
   Investment income                            63,674               637                18               63,019
   Expenses                                    101,412             1,014                29              100,369
                                           -----------          --------           -------          -----------
      Net investment loss                      (37,738)             (377)              (11)             (37,350)

Increase in unrealized appreciation
   of enhanced yield investments               320,887             3,209                91              317,587

Distributions to partners                     (621,893)           (6,219)             (174)            (615,500)
                                           -----------          --------           -------          -----------
Net decrease in partners' capital             (338,744)           (3,387)              (94)            (335,263)
                                           -----------          --------           -------          -----------
Partners' capital, September 30, 2000      $ 5,454,688          $ 77,097           $ 1,684          $ 5,375,907
                                           ===========          ========           =======          ===========

  The accompanying notes are an integral part of these financial statements.

                         EQUUS CAPITAL PARTNERS, L.P.
                           STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)


                                                                             2001                    2000
                                                                            ------                  ------
Cash flows from operating activities:
     Investment income received                                         $ 1,503,401               $  25,443
     Cash paid to management company, general partners
        and suppliers                                                       (80,498)               (124,165)
                                                                        -----------               ---------
        Net cash provided (used) by operating activities                  1,422,903                 (98,722)
                                                                        -----------               ---------
Cash flows from investing activities:
     Proceeds from sale of enhanced yield investments                     3,514,718                 290,000
     Repayments of enhanced yield investments                                     -                   9,300
                                                                        -----------               ---------
        Net cash provided by investing activities                         3,514,718                 299,300
                                                                        -----------               ---------
Cash flows from financing activities:
     Distributions to partners                                           (4,664,198)               (621,893)
                                                                        -----------               ---------
        Net cash used in financing activities                            (4,664,198)               (621,893)
                                                                        -----------               ---------
Net increase (decrease) in cash and cash equivalents                        273,423                (421,315)

Cash and cash equivalents at beginning of period                            215,311                 683,472
                                                                        -----------               ---------
Cash and cash equivalents at end of period                              $   488,734               $ 262,157
                                                                        ===========               =========

   The accompanying notes are an integral part of these financial statements.

                         EQUUS CAPITAL PARTNERS, L.P.
                           STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)
                                  (CONTINUED)

                                                                            2001                    2000
                                                                           ------                  ------
Reconciliation of net increase in partners' capital from operations to net cash provided (used) by operating activities:

     Net increase in partners' capital from operations                  $ 1,908,436               $ 283,149

Adjustments to reconcile net increase in partners'
     capital from operations to net cash provided (used)
         by operating activities:
     Realized gain on sale of enhanced yield investments                   (833,595)                      -
     (Increase) decrease in unrealized appreciation of enhanced
         yield investments                                                  425,691                (320,887)
     (Increase) decrease in accrued interest receivable                     (15,191)                  8,463
     Decrease in accounts payable                                           (24,414)                (22,753)
     Decrease in accounts receivable                                              -                   5,737
     Income received in the form of enhanced yield investments              (38,024)                (52,431)
                                                                        -----------               ---------
Net cash provided (used) by operating activities                        $ 1,422,903               $ (98,722)
                                                                        ===========               =========

  The accompanying notes are an integral part of these financial statements.

                         EQUUS CAPITAL PARTNERS, L.P.
                       SELECTED PER UNIT DATA AND RATIOS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)


                                                                       2001                 2000
                                                                      ------               -----
Investment income                                                    $ 125.15              $  5.12
Expenses                                                                 4.51                 8.16
                                                                     --------              -------
Net investment income (loss)                                           120.64                (3.04)

Realized gain on sale of enhanced yield investments                     67.02                    -

Increase (decrease) in unrealized appreciation of
     enhanced yield investments                                        (34.23)               25.80
                                                                     --------              -------
Net increase in partners' capital from operations                      153.43                22.76

Distribution to partners                                              (375.00)              (50.00)
                                                                     --------              -------
Net decrease in partners' capital                                     (221.57)              (27.24)

Partners' capital, beginning of period                                 427.03               463.95
                                                                     --------              -------
Partners' capital, end of period                                     $ 205.46              $436.71
                                                                     ========              =======
Ratio of expenses to average partners' capital                           1.43%                1.81%

Ratio of net investment income (loss) to average
     partners' capital                                                  38.15%              (0.67)%

Ratio of net increase in partners' capital from
     operations to average partners' capital                            48.52%                5.06%

  The accompanying notes are an integral part of these financial statements.

                         EQUUS CAPITAL PARTNERS, L.P.
                    SCHEDULE OF ENHANCED YIELD INVESTMENTS
                              SEPTEMBER 30, 2001
                                  (UNAUDITED)

                                                                  Date of
Portfolio Company                                           Initial Investment        Cost         Fair Value
-----------------                                           ------------------       ------        ----------
Artegraft, Inc.                                                January 1993
 -  9% demand promissory note                                                        $252,047      $  252,047
 -  Non-interest bearing demand promissory note                                       702,500         702,500
 -  Warrant to buy up to 1,000 shares of common stock
    at $.01 per share through December 31, 2002                                            10               -
 -  Warrant to buy up to 4,000 shares of common stock
    at $17.50 per share through December 31, 2002                                          40               -

MaxTech Holdings, Inc.                                          March 1991
 -  59,875 shares of common stock                                                      15,781       1,100,000
                                                                                     --------      ----------
    Total                                                                            $970,378      $2,054,547
                                                                                     ========      ==========

  The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)
                                  (CONTINUED)

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

                          EQUUS CAPITAL PARTNERS, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2001 AND 2000
                                  (Unaudited)

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

     The Partnership seeks to achieve current income and capital appreciation principally by making investments in "mezzanine" securities, consisting primarily of subordinated debt or preferred stock combined with equity participations in common stock or rights to acquire common stock, and subsequently disposing of such investments ("Enhanced Yield Investments"). The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership was scheduled to terminate by December 31, 1999, subject to the right of the Independent General Partners (as defined below) to extend the term for up to four additional years if they determine that such extension is in the best interest of the Partnership. In 2000 and 1999, the agreement was extended through December 31, 2001 and 2000, respectively. At a meeting in November 2001, the Independent General Partners extended the termination date for an additional year to December 31, 2002.

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

     The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. Since Available Capital, as calculated, was depleted in the third quarter of 2001, no additional management fees are payable. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. Payment of the incentive fees is subject to the payment of $3,180,026 in cumulative accrued priority returns owed to limited partners at September 30, 2001 (See Note 4). It is highly unlikely that any incentive fees will be paid. The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. Certain officers of the Management

Company serve as directors of Portfolio Companies, and receive and retain fees in consideration for such service. The Management Company also has management agreements with Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

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

(4)  Allocations and Distributions

     The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $3,180,026 at September 30, 2001 is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized.

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

(5)  Temporary Cash Investments

     Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest from a range of 1.01% to 3.13%, at September 30, 2001.

(6)  Enhanced Yield Investments

     The Partnership made no new investments during the nine months ended September 30, 2001. During the nine months ended September 30, 2001, the Partnership received note payments in the amount of $26,800 and management fees in the amount of $37,500 from Artegraft, Inc., both in the form of a 9% demand note.

     During the nine months ended September 30, 2001, the Partnership realized a net capital gain of $833,595. In 1993, the Partnership wrote off its investment in Tennis Cards, Inc. and foreclosed on its collateral which consisted of an inventory of tennis trading cards. On February 22, 2001, the Partnership sold the entire inventory of tennis trading cards for net proceeds of $49,500. In addition, the Partnership wrote off its entire investment in Paracelsus Healthcare Corporation, which went through bankruptcy, realizing a capital loss of $1,181,124. Also, the Partnership received proceeds from the redemption of its preferred stock and received a partial payment pursuant to a plan of liquidation on its common stock of MaxTech Holdings, Inc. ("MaxTech"), realizing a capital gain of $1,965,219. MaxTech sold all of its business operations and is attempting to sell its remaining assets, which primarily consists of real estate. The Partnership expects to receive additional liquidating payments from MaxTech in the future.

     The Partnership made no new investments during the nine months ended September 30, 2000. During the nine months ended September 30, 2000, the Partnership received note payments in the amount of $103,763, including interest in the amount of $10,763 and management fees in the amount of $41,667 from Artegraft, Inc., both in the form of a 9% demand note.

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

     At September 30, 2001, the Partnership had $970,378 (at cost) invested in Enhanced Yield Investments of two companies.

     At September 30, 2001, the Partnership had $488,734 in cash and temporary cash investments. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments.

     Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

RESULTS OF OPERATIONS

INVESTMENT INCOME (LOSS) AND EXPENSES

     Net investment income (loss) after all expenses amounted to $1,500,532 and ($37,738) for the nine months ended September 30, 2001 and 2000, respectively. The Partnership earned $1,521,128 and $44,088 in income from Enhanced Yield Investments during the nine months ended September 30, 2001 and 2000,
respectively.   The increase in 2001 is due to dividends paid in arrears by
MaxTech Holdings, Inc. Total expenses for 2001 decreased to $56,084 from $101,412 in 2000. The decrease is primarily due to a decrease in management fees paid to the Management Company, as calculated.

     The Management Company receives a management fee equal to 2.5% of the Available Capital, as defined. Such fee amounted to $1,586 and $57,478 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in management fees in 2001 is primarily due to the reduction in Available Capital. The Management Company will receive no additional management fees from the Partnership. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $3,180,026 at September 30, 2001. Based on current valuations of Enhanced Yield Investments, the Management Company would not receive any incentive fee upon the sale of the Partnership's investments. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

REALIZED GAIN OR LOSS ON ENHANCED YIELD INVESTMENTS

     During the nine months ended September 30, 2001, the Partnership realized a net capital gain of $833,595. In 1993, the Partnership wrote off its investment in Tennis Cards, Inc. and foreclosed on its collateral which consisted of an inventory of tennis trading cards. On February 22, 2001, the Partnership sold the entire inventory of tennis trading cards for net proceeds of $49,500. In addition, the Partnership wrote off its entire investment in Paracelsus Healthcare Corporation, which went through bankruptcy, realizing a capital loss of $1,181,124. Also, the Partnership received proceeds from the redemption of its preferred stock and received a partial payment pursuant to a plan of liquidation on its common stock of MaxTech Holdings, Inc. ("MaxTech"), realizing a capital gain of $1,965,219. MaxTech sold all of its business operations and is attempting to sell its remaining assets, which primarily consists of real estate. The Partnership expects to receive additional liquidating payments from MaxTech in the future.

     There were no realized gains or losses on Enhanced Yield Investments for the nine months ended September 30, 2000.

UNREALIZED GAINS AND LOSSES ON ENHANCED YIELD INVESTMENTS

     Unrealized appreciation of Enhanced Yield Investments decreased by $425,691 during the nine months ended September 30, 2001. Such decrease resulted from the net decrease in the estimated fair value of Enhanced Yield Investments in one company in the amount of $20,000 and the transfer of net unrealized appreciation to net realized gains from the write-off and partial sale of two Enhanced Yield Investments in the amount of $405,691.

     Unrealized appreciation of Enhanced Yield Investments increased by $320,887 during the nine months ended September 30, 2000. Such net increase resulted from the increase in the estimated fair value of Enhanced Yield Investments of one company in the amount of $1,000,000 and the decrease in the estimate fair value of Enhanced Yield Investments of two companies totaling $679,113.

DISTRIBUTIONS

     The Partnership made a cash distribution of $4,616,250 and $615,500, or $375 and $50 per Unit, during the nine months ended September 30, 2001 and 2000, respectively. Cumulative cash distributions to limited partners from inception to September 30, 2001, were $12,567,797, or $1,025.53 per weighted average number of Units outstanding.

ENHANCED YIELD INVESTMENTS

     During the nine months ended September 30, 2001, the Partnership received note payments in the amount of $26,800 and management fees in the amount of $37,500 from Artegraft, Inc., in the form of a 9% demand note.

     During the nine months ended September 30, 2000, the Partnership received note payments of $103,763, including interest in the amount of $10,763 and management fees in the amount of $41,667 from Artegraft, Inc., in the form of a 9% demand note.

     All the companies in which the Partnership has investments at September 30, 2001 are privately held. They each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the Independent General Partners to determine the proper valuation of the Partnership's investment.

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

  Date: November 13, 2001     EQUUS CAPITAL PARTNERS, L.P.
                              By:  Equus Capital Corporation
                              Managing General Partner

                              /s/  NOLAN LEHMANN
                              --------------------------------------
                              Nolan Lehmann
                              President and Principal Financial
                              and Accounting Officer