Form 10-K405
period 2001-12-31
EQUUS CAPITAL PARTNERS LP
filed 2002-03-19
CIK 843626

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal period ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number 0-17526

                          EQUUS CAPITAL PARTNERS, L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 76-0264305
      -------------------------------      ------------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

      2929 Allen Parkway, Suite 2500
              Houston, Texas                              77019-2120
      -------------------------------      -------------------------------------
           (Address of principal                         (Zip Code)
            executive offices)

Registrant's telephone number, including area code:          (713) 529-0900
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partners' Interests
                      ------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this 10-K. [X]

As of December 31, 2001, 12,187 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at December 31, 2001 was $124.55. There is no established market for such Units.

                   Documents incorporated by reference: None.

                                TABLE OF CONTENTS
                                -----------------

                                                                                    Page
                                                                                    ----
PART I

Item  1.    Business ................................................................1

Item  2.    Properties ..............................................................9

Item  3.    Legal Proceedings .......................................................9

Item  4.    Submission of Matters to a Vote of Security
               Holders .............................................................10

PART II

Item  5.    Market for the Registrant's Units
               and Related Unitholder Matters ......................................10

Item  6.    Selected Financial Data ................................................11

Item  7.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations ..........................................................12

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk ..............16

Item  8.    Financial Statements and Supplementary
               Data ................................................................17

Item  9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure .................................33

PART III

Item 10.    Directors and Executive Officers of
               the Registrant ......................................................33

Item 11.    Executive Compensation .................................................36

Item 12.    Security Ownership of Certain
               Beneficial Owners and Management ....................................39

Item 13.    Certain Relationships and Related
               Transactions ........................................................40

PART IV

Item 14.    Exhibits, Financial Statement Schedules
               and Reports on Form 8-K .............................................40

Item 1. Business.
------  --------

     Equus Capital Partners, L.P. (the "Partnership") is a limited partnership organized under Delaware law on December 1, 1988, and has elected to be a business development company under the Investment Company Act of 1940 (the "Investment Company Act"). The Partnership's total contributed capital was $12,435,691, consisting of $12,307,375 for 12,310 Units from 1,428 limited partners, $125,316 from the Managing Partner and $3,000 from the Independent General Partners. The investment objective of the Partnership is to achieve current income and capital appreciation principally by making investments in "mezzanine" securities, consisting primarily of subordinated debt or preferred stock combined with equity participations in common stock or rights to acquire common stock, and subsequently disposing of such investments. The Partnership Agreement provided for termination of the Partnership on December 31, 1999, subject to the right of the Independent General Partners to extend the term for up to four additional years if they determine it is in the best interest of the Partnership. In 2000 and 1999, the agreement was extended through December 31, 2001 and 2000, respectively. At a meeting in November 2001, the Independent General Partners extended the termination date for an additional one year to December 31, 2002. The Partnership has only two remaining investments, and is planning to dispose of such investments and distribute the proceeds from such dispositions before the end of 2002. The Partnership will be dissolved after the disposition of the two remaining investments. The Managing Partner is wholly owned by Equus Capital Management Corporation.

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

     The Partnership's office is located at 2929 Allen Parkway, Suite 2500, Houston, Texas 77019- 2120, and its telephone number is (713) 529-0900.

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

Coinvestments

     The Partnership coinvested in certain Enhanced Yield Investments with Equus II Incorporated, a Delaware corporation ("EQS"). The Partnership and Management obtained an order from the Securities and Exchange Commission (the "SEC") exempting the Partnership from certain prohibitions contained in the Investment Company Act relating to coinvestments by the Partnership and EQS. Under the terms of the order, Enhanced Yield Investments purchased by the Partnership and EQS were required to meet certain guidelines or be approved in advance by the Managing Partner and the Independent General Partners and were required to satisfy certain conditions established by the SEC.

Temporary Investments

     Pending investment in Enhanced Yield Investments or distribution to partners, the Partnership invests its available funds in interest-bearing bank accounts, money market mutual funds, U.S. Treasury securities and/or certificates of deposit with maturities of less than one year (collectively, "Temporary Investments"). Temporary Investments also include commercial paper (rated or unrated) and other short- term securities. Temporary Investments constituting cash, cash items, securities issued or guaranteed by the U.S. Treasury or U.S. Government agencies and high quality debt securities (commercial paper rated in the two highest rating categories by Moody's Investor Services, Inc. or Standard & Poor's Corporation, or if not rated, issued by a company having an outstanding debt issue so rated) with maturities of less than one year at the time of investment will qualify for determining whether the Partnership has 70% of its total assets invested in Managed Companies (as hereafter defined) or in qualified Temporary Investments for purposes of the business development company provisions of the Investment Company Act. See "Regulation" below.

     The Partnership's Enhanced Yield Investments generally are unrated securities. Such securities would, however, if rated, typically be classified as speculative securities that generally would be of the type rated BB/Ba to CCC/Caa.

Current Portfolio Companies

     The following is a description of the Partnership's investments as of December 31, 2001:

     Artegraft, Inc.

     Artegraft, Inc. ("Artegraft"), Morristown, New Jersey, manufactures and distributes a specialty surgical product line consisting of bovine vascular prostheses used in hemodialysis and other healthcare procedures. Since 1996, Artegraft has been in dispute with Johnson & Johnson, the former owner of the business, over issues stemming from its acquisition by Artegraft. In January 2002, the arbitrators ruled in favor of Johnson & Johnson on most of the issues. Accordingly, Artegraft is considering its options, which will most likely result in a restructuring of its outstanding indebtedness. As such, the Partnership has reduced the value of this investment effective as of December 31, 2001. At December 31, 2001, the Partnership's investment in Artegraft, valued at $0, with a cost of $954,597, consisted of $702,500 in a 7% demand promissory note, $252,047 in a 9% demand promissory note, and warrants to buy up to 1,000 and 4,000 shares of common stock for $0.01 and $17.50 per share, respectively. The Partnership's investment represents a 24% fully-diluted equity interest in Artegraft. Tracy H. Cohen, a Vice President of the Managing Partner, serves as a director of Artegraft.

     MaxTech Holdings, Inc.

     MaxTech Holdings, Inc. ("MaxTech"), Dallas, Texas, provided environmental and engineering consulting services throughout the United States. During 2001, MaxTech sold its services business, but continues to own several tracts of real estate, which it intends to sell. At December 31, 2001, the Partnership's investment in MaxTech, valued at $1,100,000 with a cost of $15,781, consisted of 59,875 shares of common stock. During 2001, the Partnership received proceeds from the redemption of its preferred stock and received a partial payment pursuant to a plan of liquidation on its common stock. Gary L. Forbes, a Vice President of the Managing Partner and Management Company, serves on the Board of Directors of MaxTech.

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

     Drypers Corporation

     Drypers Corporation ("Drypers"), Houston, Texas, manufactured and marketed disposable baby diapers and other consumer products under the trade name Drypers(R) and under various store label brands. Drypers had manufacturing facilities in Marion, Ohio; Vancouver, Washington; Buenos Aires, Argentina; Guadalajara, Mexico; Sao Paulo, Brazil; Puerto Rico and Malaysia. During 2000, the Partnership sold 104,900 shares of commons stock for $6,862, resulting in a realized capital loss of $820,295. At December 31, 2000, due to Drypers declaring bankruptcy, the remaining 121,690 shares of Drypers were deemed worthless and abandoned, resulting in a realized capital loss of $487,257.

     E-B Holdings, Inc.

     E-B Holdings, Inc. ("E-B"), Houston, Texas, owned interests in two restaurants in the Houston area. The Partnership's investment in E-B, with a cost of $580,293, consisted of 12% promissory notes valued at $290,000. In December 1999, the Partnership sold its investment for $290,000, net of expenses, realizing a capital loss of $290,293.

     Garden Ridge Corporation (NASDAQ: GRDG)

     Garden Ridge Corporation ("GRDG"), Houston, Texas, is a specialty retailer of crafts and home decorative items. GRDG operates 33 megastores in 12 states and is continuing its expansion into other areas of the United States. The Partnership's investment in GRDG with an original cost of $770,228, consisted of 106,841 shares of common stock, 14,802 shares of preferred stock, and $529,913 in subordinated promissory notes. From 1995 to 1999, the Partnership sold its investment in GRDG, resulting in capital gains of $2,421,648.

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

     Paracelsus Healthcare Corporation (OTCBB: PLHC)

     Paracelsus Healthcare Corporation ("PLHC"), Houston, Texas, owned or operated, directly or through hospital partnerships, ten acute-care hospitals in six states. PLHC declared bankruptcy in September 2000, and is in the process of liquidating its assets. The Partnership wrote off its entire investment in March 2001, realizing a capital loss of $1,181,124.

     Tennis Cards, Inc. ("TCI")

     During August 1992, the Partnership advanced $150,000 to TCI in exchange for a 10% subordinated promissory note. In addition, the Partnership received warrants to buy up to 63 shares of common stock of TCI for $1,000 per share through August 24, 1997. Tennis Cards, Inc. had an exclusive license to print and market trading cards featuring selected professional tennis players. On December 29, 1993, the Partnership foreclosed on certain assets of TCI and realized a net capital loss of $150,000. In February 2001, the Partnership sold the entire inventory of tennis trading cards, realizing a capital gain of $49,500.

Ongoing Management Support

     Successful Enhanced Yield Investments typically require active monitoring of, and significant participation in, major business decisions of Portfolio Companies. In many cases, representatives of Management serve as members of the board of directors of Portfolio Companies. Such management assistance is required of a business development company and is intended to enable the Partnership to provide guidance and management assistance with respect to such matters as capital structure, budgets, profit goals, diversification strategy, financing requirements, management additions or replacements and development of a public market for the securities of the Portfolio Company. In connection with their service as directors of Portfolio Companies, officers and directors of Management may receive and retain directors' fees or reimbursement for expenses incurred. When necessary, Management, on behalf of the Partnership may also assign staff professionals with financial or management expertise to assist Portfolio Company management on specific problems.

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

Valuation

     On a quarterly basis, the Managing Partner performs a valuation of the investments held by the Partnership, subject to the approval of the Independent General Partners. Valuations of enhanced yield investments are performed in accordance with generally accepted accounting principles and the financial reporting policies of the Securities and Exchange Commission ("SEC"). The applicable methods prescribed by such principles and policies are described below.

     The fair value of investments for which no market exists is determined on the basis of procedures established in good faith by the Managing Partner and approved quarterly by the Independent General Partners. As a general principle, the current "fair value" of an investment would be the amount the Partnership might reasonably expect to receive for it upon its current sale. There is a range of values that are reasonable for such investments at any particular time. Generally, cost is the primary factor used to determine fair value until significant developments affecting the Portfolio Company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation.

     Appraisal valuations are based upon such factors as a Portfolio Company's earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company's current and future financial prospects and various other factors and assumptions. In the case of unsuccessful operations, the appraisal may be based upon liquidation value. Appraisal valuations are necessarily subjective and the Managing Partner's estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities. Also, failure by a Portfolio Company to achieve its business plan or obtain and maintain its financing arrangements could result in a significant and rapid change in its value.

     The Partnership may also use, when available, third-party transactions in a Portfolio Company's securities as the basis of valuation (the "private market method"). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

     The Partnership investments for which market quotations are readily available and which are freely transferable are valued at the closing price on the date of valuation. For securities which are in a class of public securities but are restricted from free trading (such as Rule 144 stock), valuation is set by discounting the closing price to reflect the estimated effects of the illiquidity caused by such restrictions. The fair values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial condition of the issuer. Certificates of deposit purchased by the Partnership generally will be valued at their face value, plus interest accrued to the date of valuation.

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

     The Partnership did not borrow any funds in 2001. The Partnership had a line of credit in the amount of $250,000 with Bank of America, N.A., which expired in 2000.

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

Item 2. Properties.
------- -----------

     The Partnership does not have an interest in any physical properties.

Item 3. Legal Proceedings.
------- ------------------

     The Partnership is not involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.
------- ----------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

Item 5. Market for the Registrant's Units and Related Unitholder Matters.
------- ------------------------------------------------------------------

     There is no established public trading market for the Partnership's Units. The Partnership had 1,341 limited partners at December 31, 2001. The Partnership made cash distributions of $4,616,250 and $615,500 or $375 and $50 per Unit to limited partners during 2001 and 2000, respectively. No cash distributions were made in 1999.

Item 6. Selected Financial Data.
------- ------------------------

     Following is a summary of selected financial data of the Partnership for the five years ended December 31, 2001.

                                                2001           2000           1999          1998           1997
                                             -----------    -----------    ----------    -----------    ----------
Investment income                            $ 1,559,409    $    84,962    $  120,554    $    62,301    $  296,812

Net investment income (loss)                 $ 1,448,567    $   (92,680)   $  (88,420)   $  (191,167)   $  (45,796)

Realized gain (loss) on sales
 of enchanced yield investments, net         $   833,595    $(1,307,552)   $  363,179    $ 2,741,412    $      839

Increase (decrease) in unrealized
 appreciation of enhanced yield
 investments, net                            $(1,380,238)   $ 1,562,997    $  (76,503)   $(2,457,625)   $1,754,670

Net increase in partners'
 capital from operations                     $   901,924    $   162,765    $  198,256    $    92,620    $1,709,713

Distributions to partners                    $ 4,664,198    $   621,892    $       --    $ 3,731,359    $2,487,572

Total assets                                 $ 1,614,831    $ 5,377,105    $5,850,232    $ 5,645,576    $9,280,649

Partners' capital, end of year               $ 1,572,031    $ 5,334,305    $5,793,432    $ 5,595,176    $9,233,915

Cost of enhanced yield
 investments made during year                $    71,325    $   187,122    $  702.500    $        --    $    5,413

Net cash provided (used) by
 operating activities                        $ 1,395,351    $  (152,431)   $ (141,049)   $  (128,119)   $  (29,230)

Per Unit of limited partners' interest:

Net investment income (loss)                 $    116.46    $     (7.45)   $   (7.11)    $    (15.37)   $    (3.68)

Realized gain (loss) on sales of
 enhanced yield investments, net             $     67.02    $   (105.13)   $    29.20    $    220.41    $     0.07

Increase (decrease) in unrealized
 appreciation of enhanced yield
 investments, net                            $   (110.99)   $    125.66    $    (6.15)   $   (197.59)   $   141.07

Distributions to partners                    $    375.00    $     50.00    $       --    $    300.00    $   200.00

Partners' capital, end of year               $    124.55    $    427.03    $   463.95    $    448.01    $   740.56

Item 7. Management's Discussion and Analysis of Financial Condition and Results
------- ------------------------------------------------------------------------
        of Operations.
        --------------

Significant Accounting Policies

     Valuation of Investments - Enhanced yield investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of partner's capital. Valuations of enhanced yield investments are performed in accordance with generally accepted accounting principles and the financial reporting policies of the Securities and Exchange Commission ("SEC"). The applicable methods prescribed by such principles and policies are described below:

     Publicly-traded Enhanced Yield Investments - Investments in companies whose
     ------------------------------------------
securities are publicly traded are valued at their quoted market price at the close of business on the valuation date, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable.

     Privately-held Enhanced Yield Investments - The fair value of investments
     -----------------------------------------
for which no market exists (including most investments made by the Partnership) is determined by the Managing Partner on the basis of procedures established in good faith by the Managing Partner and approved by the Independent General Partners of the Partnership. As a general principle, the current "fair value" of an investment would be the amount the Partnership might reasonably expect to receive for it upon its current sale. Appraisal valuations are necessarily subjective and the Managing Partner's estimate of values may differ materially from amounts actually received upon the disposition of enhanced yield investments.

     Generally, cost is the primary factor used to determine fair value until significant developments affecting the Portfolio Company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation. Thereafter, Enhanced Yield Investments are carried at appraised values as determined quarterly by the Managing Partner, subject to the approval of the Independent General Partners. Appraisal valuations are based upon such factors as a Portfolio Company's earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company's current and future financial prospects and various other factors and assumptions. In the case of unsuccessful operations, the appraisal may be based upon liquidation value.

     Most of the Partnership's common equity investments may be appraised at a multiple of free cash flow generated by the Portfolio Company in its most recent fiscal year, less outstanding funded indebtedness and other senior securities such as preferred stock. Projections of current year free cash flow may be utilized and adjustments for non-recurring items are considered. Multiples utilized are estimated based on the Management Company's experience in the private company marketplace, and are necessarily subjective in nature. Most of the Portfolio Companies utilize a high degree of leverage. From time to time, Portfolio Companies are in default of certain covenants in their loan agreements. In the event a Portfolio Company cannot generate adequate cash flow to meet the principal and interest payments on such indebtness or is not successful in refinancing the debt upon its maturity, the Partnership's investment could be reduced or eliminated through foreclosure on the Portfolio Company's assets or the Portfolio Company's reorganization or bankruptcy. When the Managing Partner has a reasonable belief that the Portfolio Company will be able to restructure the loan agreements to adjust for any defaults, the Portfolio Company's securities continue to be valued assuming that the company is a going concern. The Partnership may also use, when available, third-party transactions in a Portfolio Company's securities as the basis of valuation (the "private market method"). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

     The fair values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Certificates of deposit purchased by the Fund generally will be valued at their face value, plus interest accrued to the date of valuation.

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

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements, actual results could differ from these estimates.

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

     At December 31, 2001, the Partnership had $970,378 (at cost) invested in Enhanced Yield Investments of two companies, which have an estimated fair value of $1,100,000 at such date.

     At December 31, 2001, the Partnership had $461,183 in cash and temporary cash investments. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments.

     Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

Results of Operations

Investment Loss and Expenses

     Net investment income (loss) after all expenses amounted to $1,448,567, $(92,680) and $(88,420) for the years ended December 31, 2001, 2000 and 1999, respectively. Interest income from temporary cash investments was $38,281, $23,355 and $8,631 for the years ended December 31, 2001, 2000 and

1999, respectively. The higher amounts in 2001 and 2000 as compared to 1999 were due to the higher average balance of temporary cash investments resulting from proceeds received by the Partnership in 2001 and 2000 from the sale of Enhanced Yield Investments. The Partnership earned $1,152,128, $61,607 and $111,923 in income from Enhanced Yield Investments during the years ended December 31, 2001, 2000 and 1999, respectively. The higher amount in 2001 as compared to 2000 and 1999 was due to dividends paid in arrears by MaxTech Holdings, Inc.

     Mailing and printing expenses were $7,368, $7,191 and $16,908 for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in 2001 and 2000 as compared to 1999 is primarily due to the effort of management to reduce costs related to the quarterly and annual reports during the latter stages of the Partnership's term.

     The Management Company receives a management fee equal to 2.5% of the Available Capital. "Available Capital" is the amount of net offering proceeds from the sale of Units reduced by capital distributed to the holders of the Units and realized losses from the Partnership's investments. Such fee amounted to $1,586, $76,438 and $83,677 for the years ended December 31, 2001, 2000 and
1999, respectively. The steady decrease in management fees is due to the decrease in Available Capital for each respective year. Based on the level of Available Capital at December 31, 2001, the Management Company will receive no additional management fees from the Partnership. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $3,210,033 and $3,619,246 at December 31, 2001 and 2000, respectively. Based on current valuations of Enhanced Yield Investments, the Management Company would not receive any incentive fee upon the sale of the Partnership's investments. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

Realized Gain or Loss on Enhanced Yield Investments

     During 2001, the Partnership realized a net capital gain of $833,595. In 1993, the Partnership wrote off its investment in Tennis Cards, Inc. and foreclosed on its collateral which consisted of an inventory of tennis trading cards. On February 22, 2001, the Partnership sold the entire inventory of tennis trading cards for net proceeds of $49,500. In addition, the Partnership wrote off its entire investment in Paracelsus Healthcare Corporation, which went through bankruptcy, realizing a capital loss of $1,181,124. Also, the Partnership received proceeds from the redemption of its preferred stock and received a partial payment pursuant to a plan of liquidation on its common stock of MaxTech Holdings, Inc. ("MaxTech"), realizing a capital gain of $1,965,219. MaxTech sold all of its business operations and is attempting to sell its remaining assets, which primarily consists of real estate. The Partnership expects to receive additional liquidating payments from MaxTech in the future.

     During 2000, the Partnership realized a capital loss of $1,307,552. In October 2000, the Partnership sold 104,900 shares of common stock of Drypers Corporation ("Drypers") for $6,862, realizing a capital loss of $820,295. Effective December 31, 2000, due to Drypers declaring bankruptcy, the remaining 121,690 shares of Drypers common stock were deemed worthless and were abandoned, realizing a capital loss of $487,257.

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

Unrealized Gains on Enhanced Yield Investments

     Unrealized appreciation of Enhanced Yield Investments decreased by $1,380,238 during the year ended December 31, 2001. Such decrease resulted from the net decrease in the estimated fair value of Enhanced Yield Investments in two companies in the amount of $974,547 and the transfer of net unrealized appreciation to net realized gains from the write-off and partial sale of two Enhanced Yield Investments in the amount of $405,691.

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

Distributions

     The Partnership made cash distributions of $4,616,250 or $375 per Unit and $621,892 or $50 per Unit to the limited Partners for the years ended 2001 and 2000, respectively. No cash distributions were made by the Partnership during the year ended December 31, 1999. Cumulative cash distributions to limited partners from inception to December 31, 2001 were $12,567,797, or $1,025.53 per weighted average number of Units outstanding.

Enhanced Yield Investments

     The Partnership made no new investments in 2001, 2000 or 1999.

     During 2001, the Partnership received management fees in the amount of $37,500 and note payments in the amount of $26,800, including interest of $525, from Artegraft, Inc., both in the form of a 9% demand note.

     During 2000, the Partnership received management fees in the amount of $54,167 and note payments in the amount of $133,055, including interest in the amount of $12,156, from Artegraft, Inc., in the form of a 9% demand note.

     In September and October 2000, respectively, Paracelsus Healthcare Corporation ("PLHC") and Drypers Corporation ("Drypers") filed for protection under Chapter 11 of the Federal Bankruptcy Code. PLHC negotiated a plan of reorganization with its primary creditors and emerged from bankruptcy in March 2001, at which time the Partnership's investment became worthless. The assets and businesses of Drypers were sold at auction through the bankruptcy process, with no proceeds available for common shareholders. Effective December 31, 2000, the remaining shares of Drypers were deemed worthless and abandoned.

     During 1999, the Partnership made a Follow-on Investment of $702,500 in an Enhanced Yield Investment of one Portfolio Company, which included $390,000 converted from an account receivable. In addition, during 1999, the Fund received an additional 202,232 shares of Paracelsus Healthcare Corporation ("PLHC") common stock pursuant to a price adjustment from the merger of Champion Healthcare Corporation, a former portfolio company, with PLHC in 1996.

     Both of the companies in which the Partnership held investments at December 31, 2001 are privately held. They each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
-------- ---------------------------------------------------------

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

     The Partnership's investment in portfolio securities consists of some fixed rate debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. In addition, changes in market interest rates are not typically a significant factor in the Partnership's determination of fair values of these debt securities. The Partnership's debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer. In addition, there were no significant changes to the factors that affect market risk from 2000 to 2001.

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

Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------

                    Report of Independent Public Accountants
                    ----------------------------------------

To the Independent General Partners of
   Equus Capital Partners, L.P.:

We have audited the accompanying statements of assets, liabilities and partners' capital of Equus Capital Partners, L.P. (a Delaware limited partnership), including the schedules of enhanced yield investments, as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2001, and the selected per unit data and ratios for each of the five years in the period ended December 31, 2001. These financial statements and selected per unit data and ratios are the responsibility of Equus Capital Corporation (the "Managing Partner"). Our responsibility is to express an opinion on these financial statements, schedules of enhanced yield investments and selected per unit data and ratios based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per unit data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and selected per unit data and ratios. Our procedures included physical inspection or confirmation of securities owned as of December 31, 2001 and 2000. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3, the financial statements include enhanced yield investments valued at $1,100,000 (70% of partners' capital) and $5,123,337 (96% of partners' capital) as of December 31, 2001 and 2000, respectively, whose values have been estimated by the Managing Partner and approved by the Independent General Partners in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing Partner in arriving at its estimate of value of such investments and have inspected the underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation is appropriate. However, because of the inherent uncertainty of valuation, the Managing Partner's estimate of values may differ significantly from the values that would have been used had a ready market existed for the investments and the differences could be material.

In our opinion, the financial statements and selected per unit data and ratios referred to above present fairly, in all material respects, the financial position of Equus Capital Partners, L.P. as of December 31, 2001 and 2000, and the results of its operations, changes in its partners' capital and its cash flows for each of the three years in the period ended December 31, 2001, and the selected per unit data and ratios for each of the five years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in United States.

/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Houston, Texas
March 11, 2002

                          EQUUS CAPITAL PARTNERS, L.P.
                          ----------------------------
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
             -------------------------------------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------

                                                           2001          2000
                                                         ----------   ----------

Assets
------
Enhanced yield investments, at fair value
    (cost of $970,378 and $3,613,477, respectively)      $1,100,000   $5,123,337
Temporary cash investments, at cost which
    approximates fair value                                 459,877      212,275
Cash                                                          1,306        3,036
Accrued interest receivable                                  53,648       38,457
                                                         ----------   ----------

     Total assets                                        $1,614,831   $5,377,105
                                                         ----------   ----------

Liabilities and Partner's Capital
---------------------------------

Liabilities:
    Accounts payable                                     $   42,800   $   42,800
                                                         ----------   ----------
       Total liabilities                                     42,800       42,800
                                                         ----------   ----------
Commitments and contingencies

Partners' capital:
    Managing partner                                         38,270       75,892
    Independent general partners                                601        1,651
    Limited partners (12,310 Units issued and
        outstanding)                                      1,533,160    5,256,762
                                                         ----------   ----------
     Total partners' capital                              1,572,031    5,334,305
                                                         ----------   ----------

     Total liabilities and partners' capital             $1,614,831   $5,377,105
                                                         ==========   ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          ----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
              ----------------------------------------------------

                                                             2001           2000         1999
                                                          -----------    -----------   ---------
Investment income:

   Income from enhanced yield investments                 $ 1,521,128    $    61,607   $ 111,923
   Interest from temporary cash investments                    38,281         23,355       8,631
                                                          -----------    -----------   ---------

   Total investment income                                  1,559,409         84,962     120,554
                                                          -----------    -----------   ---------
Expenses:
   Management fee                                               1,586         76,438      83,677
   Independent general partners' fees                          37,500         39,012      44,293
   Professional fees                                           44,453         34,931      43,885
   Mailing and printing expenses                                7,368          7,191      16,908
   Interest expense                                                --             --          96
   Administrative fees                                         19,935         20,070      20,115
                                                          -----------    -----------   ---------

Total expenses                                                110,842        177,642     208,974
                                                          -----------    -----------   ---------
Net investment income (loss)                                1,448,567        (92,680)    (88,420)
                                                          -----------    -----------   ---------
Realized gain (loss) on sales of enhanced
   yield investments, net:                                    833,595     (1,307,552)     363,179
                                                          -----------    -----------   ---------
Unrealized appreciation (depreciation) of enhanced yield
   investments, net:
   End of year                                                129,622      1,509,860     (53,137)
   Beginning of year                                        1,509,860        (53,137)     23,366
                                                          -----------    -----------   ---------
Increase (decrease) in unrealized appreciation, net        (1,380,238)     1,562,997     (76,503)
                                                          -----------    -----------   ---------
Net increase in partners' capital from operations         $   901,924    $   162,765   $ 198,256
                                                          ===========    ===========   =========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          ----------------------------
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
              ----------------------------------------------------

                                                                    Independent
                                                        Managing      General       Limited
                                            Total       Partner       Partners      Partners
                                         -----------    --------    -----------    ----------
Partners' capital,
   December 31, 1998                     $ 5,595,176    $ 78,501      $ 1,722      $5,514,953
                                         -----------    --------      -------      ----------
Investment activities:
   Investment income                         120,554       1,206           34         119,314
   Expenses                                  208,974       2,090           59         206,825
                                         -----------    --------      -------      ----------

      Net investment loss                    (88,420)       (884)         (25)        (87,511)

Realized gain on sales of enhanced
   yield investment, net                     363,179       3,632          103         359,444

Decrease in unrealized appreciation
   of enhanced yield investments, net        (76,5O3)       (765)         (22)        (75,716)
                                         -----------    --------      -------      ----------

Net increase in partners' capital            198,256       1,983           56         196,217
                                         -----------    --------      -------      ----------
Partners' capital,
   December 31, 1999                     $ 5,793,432    $ 80,484      $ 1,778      $5,711,170
                                         ===========    ========      =======      ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          ----------------------------
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
               FOR THE YEARS ENDED DECEMBER 31 2001, 2000 AND 1999
               ---------------------------------------------------
                                   (Continued)

                                                                Independent
                                                     Managing     General      Limited
                                          Total      Partner      Partners     Partners
                                       -----------   --------   -----------   -----------
Partners' capital,
   December 31, 1999                   $ 5,793,432   $ 80,484     $ 1,778       5,711,170
                                       -----------   --------     -------     -----------
Investment activities:
   Investment income                        84,962        850          24          84,088
   Expenses                                177,642      1,777          50         175,815
                                       -----------   --------     -------     -----------
     Net investment loss                   (92,680)      (927)        (26)        (91,727)

Realized loss on sales of enhanced
  yield investments, net                (1,307,552)   (13,076)       (371)     (1,294,105)

Increase in unrealized appreciation
  of enhanced yield investments; net     1,562,997     15,630         443       1,546,924

Distribution to partners                  (621,892)    (6,219)       (173)       (615,500)
                                       -----------   --------     -------     -----------
Net decrease in partners' capital         (459,127)    (4,592)       (127)       (454,408)
                                       -----------   --------     -------     -----------
Partners' capital,
   December 31, 2000                   $ 5,334,305   $ 75,892     $ 1,651     $ 5,256,762
                                       ===========   ========     =======     ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          ----------------------------
                     STATEMENTS OF CHANGES PARTNERS' CAPITAL
                     ---------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
              ----------------------------------------------------
                                   (Continued)

                                                                 Independent
                                                      Managing     General        Limited
                                           Total      Partners    Partners        Partners
                                        -----------   --------   -----------    -----------
Partners' capital,
    December 31, 2000                   $ 5,334,305   $ 75,892     $ 1,651      $ 5,256,762
                                        -----------   --------     -------      -----------
Investment activities:
    Investment income                     1,559,409     15,594         442        1,543,373
    Expenses                                110,842      1,108          31          109,703
                                        -----------   --------     -------      -----------
    Net investment income                 1,448,567     14,486         411        1,433,670

Realized gain on sales of enhanced
   yield investments, net                   833,595      8,336         237          825,022

Decrease in unrealized appreciation
   of enhanced yield investments, net    (1,380,238)   (13,802)       (392)      (1,366,044)

Distributions to partners                (4,664,198)   (46,642)     (1,306)      (4,616,250)
                                        -----------   --------     -------      -----------

Net decrease in partners' capital        (3,762,274)   (37,622)     (1,050)      (3,723,602)
                                        -----------   --------     -------      -----------
Partners' capital,
   December 31, 2001                    $ 1,572,031   $ 38,270     $   601      $ 1,533,160
                                        ===========   ========     =======      ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
              ----------------------------------------------------

                                                 2001           2000         1999
                                              -----------    ---------    ----------
Cash flows from operating activities:
   Interest received                          $ 1,506,193    $  29,211    $   71,525
   Cash paid to management company,
     general partners, bank and suppliers        (110,842)    (181,642)     (212,574)
                                              -----------    ---------    ----------

     Net cash provided (used) by operating      1,395,351     (152,431)     (141,049)
     activities

Cash flows from investing activities:
   Purchase of enhanced yield investments              --           --      (312,500)
   Sale of enhanced yield investments           3,514,719      296,862       704,413
   Repayment of enhanced yield investments             --        9,300        93,000
                                              -----------    ---------    ----------

     Net cash provided by investing
        activities                              3,514,719      306,162       484,913
                                              -----------    ---------    ----------

Cash flows from financing activities:
   Advances on note payable from bank                  --           --        20,000
   Repayments on note payable to bank                  --           --       (20,000)
   Distributions to partners                   (4,664,198)    (621,892)           --
                                              -----------    ---------    ----------

   Net cash used by financing
      activities                               (4,664,198)    (621,892)           --
                                              -----------    ---------    ----------
   Net increase (decrease) in cash and
      cash equivalents                            245,872     (468,161)      343,864

   Cash and cash equivalents at
      beginning of year                           215,311      683,472       339,608
                                              -----------    ---------    ----------

   Cash and cash equivalents at end
      of year                                 $   461,183    $ 215,311    $  683,472
                                              ===========    =========    ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          ----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
              -----------------------------------------------------
                                   (Continued)

                                                      2001           2000          1999
                                                   -----------    -----------    ---------
Reconciliation of net increase in partners'
 capital from operations to net cash used
 by operating activities:

Net increase in partners' capital
 from operations                                   $   901,924    $   162,765    $ 198,256

Adjustments to reconcile net increase in partners' capital from operations to net cash used by operating activities:

Realized (gain) loss on sales of enhanced
 yield investments, net                               (833,595)     1,307,552     (363,179)
(Increase) decrease in unrealized
 appreciation of enhanced yield
 investments, net                                    1,380,238     (1,562,997)      76,503
Income received in the form of
 enhanced yield investments                            (38,025)       (66,323)          --
Decrease (increase) in accounts receivable                  --          5,736       (5,736)
Decrease (increase) in accrued
  interest receivable                                  (15,191)         4,836      (43,293)
Decrease in accounts payable                                --         (4,000)      (3,600)
                                                   -----------    -----------    ---------
Net cash provided (used) by operating activities   $ 1,395,351    $   152,431    $ 141,049
                                                   ===========    ===========    =========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          ----------------------------
                        SELECTED PER UNIT DATA AND RATIOS
                        ---------------------------------
                   FOR THE FIVE YEARS ENDED DECEMBER 31, 2001
                   ------------------------------------------

                                             2001        2000        1999       1998        1997
                                           --------    --------    -------    --------    --------
Selected per unit data:

Investment income                          $ 125.38    $   6.83    $  9.69    $   5.01    $  23.86
Expenses                                       8.91       14.28      16.80       20.38       27.54
                                           --------    --------    -------    --------    --------
Net investment income (loss)                 116.47       (7.45)     (7.11)     (15.37)      (3.68)
Realized gain (loss) on sales of
   enhanced yield investments, net            67.02     (105.13)     29.20      220.41        0.07
Increase (decrease) in unrealized
   appreciation of enhanced yield
   investments, net                         (110.97)     125.66      (6.15)    (197.59)     141.07
                                           --------    --------    -------    --------    --------
Net increase in partners'
   capital from operations                    72.52       13.08      15.94        7.45      137.46
Distributions to partners                   (375.00)     (50.00)        --     (300.00)    (200.00)
                                           --------    --------    -------    --------    --------
Net increase (decrease) in
   partners' capital                        (302.48)     (36.92)     15.94     (292.55)     (62.54)
Partners' capital, beginning of year         427.03      463.95     448.01      740.56      803.10
                                           --------    --------    -------    --------    --------
Partners' capital, end of year             $ 124.55    $ 427.03    $463.95    $ 448.01    $ 740.56
                                           ========    ========    =======    ========    ========
Selected ratios:

Ratio of expenses to average
   partners' capital                           3.23%       3.21%      3.68%       3.43%       3.57%
Ratio of net investment income (loss) to
   average partners' capital                  42.23%      (1.67)%    (1.56)%    (2.59)%      (0.48)%
Ratio of total increase
   in partners' capital from
   operations to average
   partners' capital                          26.29%       2.94%      3.50%       1.25%      17.81%
Total return on partners' capital             16.98%       2.89%      3.56%       1.01%      17.12%

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS. L.P.
                          ----------------------------
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                     --------------------------------------
                                DECEMBER 31, 2001
                                -----------------

                                           Date Of Initial
Portfolio Company                            Investment         Cost      Fair Value
-----------------                          ---------------    --------    ----------
Artegraft, Inc.                             January 1993
 - 9% demand promissory note                                  $252,047    $       --
 - 7% demand promissory note                                   702,500            --
 - Warrant to buy up to 1,000 shares of
   common stock at $.01 per share
   through December 31, 2002                                        10            --
 - Warrant to buy up to 4,000 shares
   of common stock at $ 17.50 per share
   through December 31, 2002                                        40            --

MaxTech Holdings, Inc.                       March 1991
 - 59,875 shares of common stock                                15,781     1,100,000
                                                              --------    ----------

   Total                                                      $970,378    $1,100,000
                                                              ========    ==========

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

     As defined in the Investment Company Act of 1940, all of the Partnership's investments are to eligible Enhanced Yield Investments. The Partnership provides significant. managerial assistance to all of the Portfolio Companies in which it has invested.

                          The accompanying notes are an
                  integral part of these financial statements.

                          EOUUS CAPITAL PARTNERS, L .P
                          ----------------------------
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                     --------------------------------------
                                DECEMBER 31, 2000
                                -----------------

                                                             Date Of
Portfolio Company                                       Initial Investment      Cost      Fair Value
-----------------                                       ------------------   ----------   ----------
Artegraft. Inc.                                            January 1993
- 12% junior term promissory note                                            $   26,800   $   26,800
- 9% promissory note                                                            187,222      187,222
- 7% demand promissory note                                                     702,500      702,500
- Warrant to buy up to 1,000 shares of common
  stock at $.01 per share through December 31, 2002                                  10           --
- Warrant to buy up to 4,000 shares of common
  stock at $17.50 per share through December 31, 2002                                40           --

MaxTech Holdings, Inc.                                      March 1991
- 59.875 shares of common stock                                                  15,781    1,120,000
- 2,200,000 shares of 10% cumulative convertible
  preferred stock                                                             1,500,000    3,080,000

Paracelsus Healthcare Corporation                           April 1991
(OTCBB - PLHC)
- 540,481 shares of common stock                                              1,181,124        6,815
                                                                             ----------   ----------
Total                                                                        $3,613,477   $5,123,337
                                                                             ==========   ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          ----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                        DECEMBER 31, 2001, 2000, AND 1999
                        ---------------------------------

(1)  Organization and Business Purpose
     ---------------------------------

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

     The Partnership seeks to achieve current income and capital appreciation principally by making investments in "mezzanine" securities, consisting primarily of subordinated debt or preferred stock combined with equity participations in common stock or rights to acquire common stock, and subsequently disposing of such investments ("Enhanced Yield Investments"). The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership was scheduled to terminate by December 31, 1999, subject to the right of the Independent General Partners (as defined below) to extend the term for up to four additional years if they determine that such extension is in the best interest of the Partnership. The agreement has been extended through December 31, 2002. The Partnership has only two remaining investments, and is planning to dispose of such investments and distribute the proceeds from such dispositions before the end of 2002. The Partnership will be dissolved after the disposition of the two remaining investments. The Managing Partner is wholly owned by Equus Capital Management Corporation.

(2)  Management
     ----------

     The Partnership currently has three general partners, consisting of the Managing Partner and two independent, individual general partners (the "Independent General Partners"). As compensation for services rendered to the Partnership through December 31, 2001, each Independent General Partner receives an annual fee of $13,500 and a fee of $1,500 for each meeting of the Independent General Partners attended and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. The annual fee will be discontinued and the meeting fee will be reduced to $750 in 2002. Pursuant to the Partnership agreement, the Managing Partner has made a general partner's capital contribution to the Partnership of $125,316, or approximately one percent of the Partnership's contributed capital, and each Independent General Partner has made a capital contribution of $1,000.

     The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. Since Available Capital, as calculated, was depleted in the third quarter of 2001, no additional management fees are payable. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. Payment of the incentive fees is subject to the payment of $3,210,033 and $3,619,246 in cumulative accrued priority returns owed to limited partners at December 31, 2001 and 2000, respectively (See Note 4). It is highly unlikely that any incentive fees will be paid. The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. Certain officers of the Management Company serve as directors of Portfolio Companies, and receive and retain fees in consideration for such service. The Management Company also has management agreements with the Managing Partner and Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

     The Managing Partner is a wholly-owned subsidiary of the Management Company, which in turn is controlled by a privately owned corporation. The Managing Partner is also the managing general partner of EEAF.

(3)  Significant Accounting Policies
     -------------------------------

     Valuation of Investments - Enhanced yield investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of partner's capital. Valuations of enhanced yield investments are performed in accordance with generally accepted accounting principles and the financial reporting policies of the Securities and Exchange Commission ("SEC"). The applicable methods prescribed by such principles and policies are described below:

     Publicly-traded Enhanced Yield Investments - Investments in companies whose
     ------------------------------------------
securities are publicly traded are valued at their quoted market price at the close of business on the valuation date, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable.

     Privately-held Enhanced Yield Investments - The fair value of investments
     -----------------------------------------
for which no market exists (including most investments made by the Partnership) is determined on the basis of procedures established in good faith by the Managing Partner and approved by the Independent General Partners of the Partnership. As a general principle, the current "fair value" of an investment would be the amount the Partnership might reasonably expect to receive for it upon its current sale. Appraisal valuations are necessarily subjective and the Managing Partner's estimate of values may differ materially from amounts actually received upon the disposition of enhanced yield investments.

     Generally, cost is the primary factor used to determine fair value until significant developments affecting the Portfolio Company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation. Thereafter, Enhanced Yield Investments are carried at appraised values as determined quarterly by the Managing Partner, subject to the approval of the Independent General Partners. Appraisal valuations are based upon such factors as a Portfolio Company's earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company's current and future financial prospects and various other factors and assumptions. In the case of unsuccessful operations, the appraisal may be based upon liquidation value.

     Most of the Partnership's common equity investments may be appraised at a multiple of free cash flow generated by the Portfolio Company in its most recent fiscal year, less outstanding funded indebtedness and other senior securities such as preferred stock. Projections of current year free cash flow may be utilized and adjustments for non-recurring items are considered. Multiples utilized are estimated based on the Management Company's experience in the private company marketplace, and are necessarily subjective in nature. Most of the Portfolio Companies utilize a high degree of leverage. From time to time, Portfolio Companies are in default of certain covenants in their loan agreements. In the event a Portfolio Company cannot generate adequate cash flow to meet the principal and interest payments on such indebtness or is not successful in refinancing the debt upon its maturity, the Partnership's investment could be reduced or eliminated through foreclosure on the Portfolio Company's assets or the Portfolio Company's reorganization or bankruptcy. When the Managing Partner has a reasonable belief that the

Portfolio Company will be able to restructure the loan agreements to adjust for any defaults, the Portfolio Company's securities continue to be valued assuming that the company is a going concern. The Partnership may also use, when available, third-party transactions in a Portfolio Company's securities as the basis of valuation (the "private market method"). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

     The fair values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Certificates of deposit purchased by the Partnership generally will be valued at their face value, plus interest accrued to the date of valuation.

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

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements, actual results could differ from these estimates.

(4)  Allocations and Distributions
     -----------------------------

     The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $3,210,033 and $3,619,246 at December 31, 2001 and 2000, respectively, is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized. Based on current valuations of Enhanced Yield Investments, the Management Company would not receive any incentive fee upon the sale of the Partnership's investments.

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

(5)  Temporary Cash Investments
     --------------------------

     Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest ranging from 0.75% to 2.00% at December 31, 2001.

(6)  Enhanced Yield Investments
     --------------------------

     The Partnership made no new investments during the year ended December 31, 2001. During the year ended December 31, 2001, the Partnership received management fees in the amount of $37,500 and note payments in the amount of $26,800, including interest of $525, from Artegraft, Inc., both in the form of a 9% demand note.

     During the year ended December 31, 2001, the Partnership realized a net capital gain of $833,595. In 1993, the Partnership wrote off its investment in Tennis Cards, Inc. and foreclosed on its collateral which consisted of an inventory of tennis trading cards. On February 22, 2001, the Partnership sold the entire inventory of tennis trading cards for net proceeds of $49,500. In addition, the Partnership wrote off its entire investment in Paracelsus Healthcare Corporation, which went through bankruptcy, realizing a capital loss of $1,181,124. Also, the Partnership received proceeds from the redemption of its preferred stock and received a partial payment pursuant to a plan of liquidation on its common stock of MaxTech Holdings, Inc. ("MaxTech"), realizing a capital gain of $1,965,219. MaxTech sold all of its business operations and is attempting to sell its remaining assets, which primarily consist of real estate. The Partnership expects to receive additional liquidating payments from MaxTech in the future.

     During 2000, the Partnership received management fees in the amount of $54,167 and note payments in the amount of $133,055, including interest in the amount of $12,156, from Artegraft, Inc., in the form of a 9% demand note.

     In September and October 2000, respectively, Paracelsus Healthcare Corporation ("PLHC") and Drypers Corporation ("Drypers") filed for protection under Chapter 11 of the Federal Bankruptcy Code. PLHC negotiated a plan of reorganization with its primary creditors and emerged from bankruptcy in March 2001, at which time the Partnership's investment became worthless. The assets and businesses of Drypers were sold at auction through the bankruptcy process, with no proceeds available for common shareholders. Effective December 31, 2000, the remaining shares of Drypers were deemed worthless and were abandoned.

     The Partnership made a Follow-On Investment of $702,500 in an Enhanced Yield Investment of one Portfolio Company during the year ended December 31, 1999, which included $390,000 converted from an accounts receivable. The Partnership made no new investments during the year. In addition, the Partnership realized net capital gains of $363,179 from the sale of investments in two Portfolio Companies during 1999. Also, during 1999, the Fund received an additional 202,232 shares of PLHC common stock pursuant to a price adjustment from the Champion Healthcare merger with PHLC.

(7)  Unrealized Appreciation on Enhanced Yield Investments
     -----------------------------------------------------

     Unrealized appreciation of Enhanced Yield Investments decreased by $1,380,238 during the year ended December 31, 2001. Such decrease resulted from the net decrease in the estimated fair value of two Enhanced Yield Investments in two companies in the amount of $974,547 and the transfer of net unrealized appreciation to net realized gains from the write-off and partial sale of two Enhanced Yield Investments in the amount of $405,691.

     Unrealized appreciation of Enhanced Yield Investments increased by $1,562,997 during the year ended December 31, 2000. Such increase resulted from the increase of $1,000,000 in the estimated fair value of one Enhance Yield Investment, the decrease in the estimated fair value of one Enhanced Yield Investment of $222,552 and the transfer of $785,549 from net unrealized depreciation to net realized loss from the sale and abandonment of one Enhanced Yield Investment.

Item 9. Changes in and Disagreements with Accountants on Accounting and
------- ---------------------------------------------------------------
        Financial Disclosure.
        ---------------------

     None.

Item 10. Directors and Executive Officers of the Registrant.
-------- ---------------------------------------------------

     The Partnership has no directors or officers. On December 31, 2001, the Partnership was managed by the Managing Partner and two Independent General Partners.

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

     Williston B. Symonds, age 68, was an Independent General Partner of the Partnership from 1989 until his death in December 2001. He was an independent consultant since 1981 with temporary affiliations with companies in the energy and telecommunications industries. From 1983 to 1985 he was with Advanced Telecommunications Corporation, a provider of alternate long distance telephone services and consulting engineering, as a director, Vice President-Finance, Secretary and Treasurer and from 1984 as President and Treasurer. He was also a certified public accountant.

     John W. Storms, 57, became an Independent General Partner of the Partnership effective December 31, 2001. He has been the Managing General Partner of Storms & Critz, Certified Public Accountants since May 1988. He has also served as a director of Equus II Incorporated since October 1991 and was an Independent General Partner of Equus II's predecessor from its inception in 1987.

     The Independent General Partners make up the audit committee and do not have separate nominating or compensation committees, but act on such matters as a committee of the whole. The business address of Messrs. Ivancevich and Storms is 2929 Allen Parkway, Suite 2500, Houston, Texas 77019.

Filing of Reports of Unit Ownership

     Under the federal securities laws, the Partnership's general partners and any persons holding more than ten percent of the Partnership's Units are required to report their ownership of the Partnership's Units and any changes in that ownership to the Partnership and the SEC. Specific due dates for these reports have been established by regulation and the Partnership is required to report any failure to file by these due dates. All of these filings were satisfied by the Partnership's general partners and ten percent holders, pursuant to Section 16(2) of the Securities Exchange Act of 1934.

     As of March 8, 2002, the Partnership believes that all of the Partnership's general partners and ten percent holders are current in their filings. In making these statements, the Partnership has relied on the transfer records of the Partnership and copies of reports that they have filed with the SEC.

Managing Partner
----------------

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

     The following is a list of the directors and officers of the Managing
Partner:

                  Name                 Age                 Position
                  ----                 ---                 --------
         Sam P. Douglass               69          Chairman of the Board and
                                                    Chief Executive Officer
         Nolan Lehmann                 57          President and Director
         Randall B. Hale               39          Vice President and Director
         Paula T. Douglass             50          Director
         S.Preston Douglass, Jr.       40          Director
         Tracy H. Cohen                35          Vice President and Secretary
         Gary L. Forbes                58          Vice President

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

     Nolan Lehmann has been the President of the Managing Partner since May 1990 and a director since December 1989. From its formation in September 1983 to May 1990 he was Executive Vice President. Mr. Lehmann is also President and a director of the Management Company and Equus II Incorporated. He is a director of Allied Waste Industries, Inc. Mr. Lehmann is a certified public accountant.

     Randall B. Hale has been a Vice President of the Managing Partner, Equus II Incorporated and the Management Company since November 1992. He was elected a director of the Managing Partner and Management Company in February 1996. From June 1985 to October 1992, he was employed by Arthur Andersen LLP. He is a director of Industrial Data Services Corporation. Mr. Hale is a certified public accountant.

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

     S. Preston Douglass, Jr. has been a director of the Management Company since July 1993. He was elected director of the Managing Partner in February 1996. He has been President and Chief Executive Officer of Corpus Christi Harley Davidson, Inc. since March 2000. He was a partner at Wallace, Machann, Jackson, Williams and Douglass where he was employed from January 1989 to March 2000. He was a prosecutor in the 216th Judicial District in Kerrville, Texas from December 1987 to December 1988. He is a licensed attorney.

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

     The directors and officers of the Management Company are Sam P. Douglass, Chairman of the Board and Chief Executive Officer, Nolan Lehmann, President and a director, Randall B. Hale, Vice President, Secretary and director, Paula T. Douglass, director, S. Preston Douglass, Jr., director and Gary L. Forbes, Vice President. See "Managing Partner" above for information concerning Messrs. Sam
P. Douglass, Lehmann, Hale, S. Preston Douglass, Jr., Forbes and Ms. Douglass.

     As a result of its stock ownership in the Management Company, Equus Corporation International has 80% voting control of the Management Company. Equus Corporation International is a privately owned corporation engaged in a variety of investment activities. The business address of Equus Corporation International is 2929 Allen Parkway, Suite 2500, Houston, Texas 77019.

The Management Agreement

     The Management Agreement provides that the Management Company receive as compensation for its services a management fee (the "Management Fee") at an annual rate of 2.5% of Available Capital of the Partnership, paid quarterly in arrears. Management fees of $1,586, $76,438 and $83,677 were paid during the years ended December 31, 2001, 2000 and 1999, respectively.

     The Management Agreement also provides that the Management Company will be paid as the Management Company Incentive Fee an amount equal to 10% of the excess of distributions from Enhanced Yield Investments over distributions from Enhanced Yield Investments representing returns of capital over the life of the Partnership, subject to payment of the priority return to the Limited Partners. The cumulative amount of the Management Company Incentive Fee will be determined as of the end of each fiscal quarter and upon termination of the Partnership. If, at the end of any such period or upon termination, net payments previously made to the Management Company exceed 10% of the Partnership's cumulative distributions, including the priority return, from Enhanced Yield Investments less unrealized capital depreciation, the Management Company will be required to repay all or a portion of the Management Company Incentive Fee previously received. At December 31, 2001, payment of incentive fees is subject to the payment of $3,210,033 in cumulative accrued priority returns owed to limited partners.

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

     As compensation for the specified administrative services to be rendered by the Management Company, the Management Company is paid a fee (the "Fund Administration Fee") of $15 per Limited Partner account per year and is reimbursed for certain out-of-pocket expenses relating to such services. Such terms and conditions must be approved by the Independent General Partners, however, as being not less favorable to the Partnership than those obtainable from competent unaffiliated third parties. The amount of compensation payable to the Management Company is reviewed annually by the Independent General Partners and, subject to the limitation contained in the previous sentence, may be increased or decreased by the Independent General Partners to provide for such compensation as the Independent General Partners may in good faith deem reasonable. Administration fees were $19,935, $20,070 and $20,115 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Management Company is a registered investment adviser under the Investment Advisers Act.

Item 11. Executive Compensation.
-------- -----------------------

     The following table sets forth all cash compensation paid to the Independent General Partners during or with respect to 2001 for services rendered in all capacities to the Partnership.

         Number of             Capacities in                 Cash
         persons in group      which served               compensation
         ----------------      -------------              ------------
                2              Independent General        $37,500
                                 Partners

     Through December 31, 2001, each Independent General Partner received from the Partnership an annual fee of $13,500, a fee of $1,500 for each meeting of the Independent General Partners attended and reimbursement for all out-of-pocket expenses relating to attendance at such meetings. The annual fee was discontinued effective December 31, 2001 and the meeting fee will be reduced to $750 in 2002. Independent General Partners do not receive any additional compensation from the Partnership or its Portfolio Companies for any additional services rendered.

     The Partnership has no directors, executive officers or employees and therefore paid no other compensation during 2001.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------- ---------------------------------------------------------------

     To the best knowledge of the Partnership, no person beneficially owns more than five percent of the Units of limited partners' interests in the Partnership. The Partnership has no other class of security currently outstanding. No Independent General Partner of the Partnership owns any Units of limited partners' interests in the Partnership.

     Set forth below is information as of December 31, 2001, with respect to the ownership of Units by the directors and officers of the Managing Partner.

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

Item 13. Certain Relationships and Related Transactions.
-------- -----------------------------------------------

     Reference is made in Items 10 and 11 to the information set forth under the captions "The Management Agreement" and "The Management Company" and to the information set forth under the captions "Managing Partner" and "Distributions and Allocation of Profits and Losses" for information concerning certain relationships and transactions between the Managing Partner and the Management Company.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------- ----------------------------------------------------------------

(a)(1)   Financial Statements                                              Page
         --------------------                                              ----

     Report of Independent Public Accountants                               17

     Statements of Assets, Liabilities and Partners'                        18
     Capital at December 31, 2001 and 2000

     Statements of Operations for the years ended                           19
     December 31, 2001, 2000 and 1999

     Statements of Changes in Partners' Capital
     for the years ended December 31, 2001, 2000 and 1999                   20

     Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999                                       23

     Selected Per Unit Data and Ratios for the
     five years ended December 31, 2001                                     25

     Schedules of Enhanced Yield Investments
     at December 31, 2001 and 2000                                          26

     Notes to Financial Statements                                          28

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

     (d)  Reports on Form 8-K
          -------------------
          No reports on Form 8-K were filed by the Partnership during the period for which this report is filed.

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

                                                 EQUUS CAPITAL PARTNERS, L.P.


                                                 By: Equus Capital Corporation,
                                                     Managing Partner


                                                 By: /s/ Nolan Lehmann
                                                     ---------------------------
                                                     Nolan Lehmann, President

Date:   March 19, 2002

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

        Signature                           Title                     Date
        ---------                           -----                     ----

EQUUS CAPITAL CORPORATION
Managing General Partner


By: /s/ Nolan Lehmann                                            March 19, 2002
   -----------------------------
   Nolan Lehmann                  President


    /s/ John M. Ivancevich                                       March 19, 2002
   -----------------------------
   John M. Ivancevich             Independent
                                  General Partner


    /s/ John W. Storms                                           March 19, 2002
   -----------------------------
   John W. Storms                 Independent
                                  General Partner


    /s/ Nolan Lehmann                                            March 19, 2002
   -----------------------------
   Nolan Lehmann                  President and Director of the
                                  Managing Partner (principal
                                  Financial and Accounting Officer
                                  of the Managing Partner)


    /s/ Sam P. Douglass                                          March 19, 2002
   -----------------------------
   Sam P. Douglass                Chairman of the Board and Chief
                                  Executive Officer of the Managing
                                  Partner


    /s/ Randall B. Hale                                          March 19, 2002
   -----------------------------
   Randall B. Hale                Director of the Managing
                                  Partner


    /s/ Paula T. Douglass                                        March 19, 2002
   -----------------------------
   Paula T. Douglass              Director of the Managing
                                  Partner


    /s/ S. Preston Douglass, Jr.                                 March 19, 2002
   ------------------------------
   S.Preston Douglass, Jr.        Director of the Managing
                                  Partner