Form 10-Q
period 2002-03-31
EQUUS CAPITAL PARTNERS LP
filed 2002-05-15
CIK 843626

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission File Number 0-17526

                          EQUUS CAPITAL PARTNERS, L.P.
            (Exact name of registrant as specified in its charter)

            Delaware                                     76-0264305
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

     2929 Allen Parkway, Suite 2500
             Houston, Texas                              77019-2120
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (713) 529-0900

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2002, 12,187 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at March 31, 2002 was $119.75. There is no established market for such Units.

Documents incorporated by reference:  None.

                         EQUUS CAPITAL PARTNERS, L.P.
                        (A Delaware Limited Partnership)

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Statements of Assets, Liabilities and Partners' Capital

         - March 31, 2002 and December 31, 2001 ...........................   1

         Statements of Operations

         - For the three months ended March 31, 2002 and 2001 .............   2

         Statements of Changes in Partners' Capital

         - For the three months ended March 31, 2002 ......................   3

         - For the three months ended March 31, 2001 ......................   4

         Statements of Cash Flows

         - For the three months ended March 31, 2002 and 2001 .............   5

         Selected Per Unit Data and Ratios

         - For the three months ended March 31, 2002 and 2001 .............   7

         Schedule of Enhanced Yield Investments

         - March 31, 2002 .................................................   8

         Notes to Financial Statements ....................................  10

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................  14

  Item 3.  Quantitative and Qualitative Disclosure about Market Risk ......  17

PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form ...................................  17

SIGNATURE .................................................................  17

Part I.  Financial Information

Item 1.  Financial Statements

                          EQUUS CAPITAL PARTNERS, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)


                                                                2002          2001
                                                               ------        ------
Assets

Enhanced yield investments, at fair value
     (cost of $970,378)                                       $1,100,000   $1,100,000
Temporary cash investments, at cost which
     approximates fair value                                     418,803      459,877
Cash                                                                 611        1,306
Accrued interest receivable                                         --         53,648
                                                              ----------   ----------
          Total assets                                        $1,519,414   $1,614,831
                                                              ==========   ==========

Liabilities and Partners' Capital

Liabilities:
     Accounts payable                                         $    7,000   $   42,800
                                                              ----------   ----------
          Total liabilities                                        7,000       42,800
                                                              ----------   ----------
Commitments and contingencies

Partners' capital:
     Managing partner                                             37,674       38,270
     Independent general partners                                    583          601
     Limited partners (12,310 Units issued and outstanding)    1,474,157    1,533,160
                                                              ----------   ----------
          Total partners' capital                              1,512,414    1,572,031
                                                              ----------   ----------
          Total liabilities and partners' capital             $1,519,414   $1,614,831
                                                              ==========   ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                               2002            2001
                                                              ------          ------
Investment income:

     Income from enhanced yield investments               $   (53,648)   $    17,494
     Interest from temporary cash investments                   1,926          3,004
                                                          -----------    -----------
          Total investment income                             (51,722)        20,498
                                                          -----------    -----------
Expenses
     Management fee                                              --           18,616
     Independent general partner fees                           1,500          8,250
     Mailing and printing expenses                                673          1,378
     Administrative fees                                        4,984          4,984
     Professional fees                                            738          4,142
                                                          -----------    -----------
          Total expenses                                        7,895         37,370
                                                          -----------    -----------
Net investment loss                                           (59,617)       (16,872)
                                                          -----------    -----------
Realized loss on sale of enhanced yield investments              --       (1,131,624)
                                                          -----------    -----------

Unrealized appreciation of enhanced yield investments:
     End of period                                            129,622      3,484,169
     Beginning of period                                      129,622      1,509,860
                                                          -----------    -----------
          Increase in unrealized appreciation                    --        1,974,309
                                                          -----------    -----------
          Net increase (decrease) in partners' capital
             from operations                              $   (59,617)   $   825,813
                                                          ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)

                                                                   INDEPENDENT
                                                     MANAGING        GENERAL       LIMITED
                                       TOTAL         PARTNER         PARTNERS      PARTNERS
                                       -----         --------      -----------     --------
Partners' capital,
   December 31, 2001                $ 1,572,031    $    38,270    $       601    $ 1,533,160
                                    -----------    -----------    -----------    -----------
Investment activities:
   Investment income                    (51,722)          (517)           (15)       (51,190)
   Expenses                               7,895             79              3          7,813
                                    -----------    -----------    -----------    -----------
      Net investment loss               (59,617)          (596)           (18)       (59,003)
                                    -----------    -----------    -----------    -----------
Net decrease in partners' capital       (59,617)          (596)           (18)       (59,003)
                                    -----------    -----------    -----------    -----------
Partners' capital,
   March 31, 2002                   $ 1,512,414    $    37,674    $       583    $ 1,474,157
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

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

                                                                     INDEPENDENT
                                                        MANAGING       GENERAL       LIMITED
                                          TOTAL         PARTNER        PARTNERS      PARTNERS
                                          -----         --------     -----------     --------
Partners' capital,
   December 31, 2000                  $ 5,334,305    $    75,892    $     1,651    $ 5,256,762
                                      -----------    -----------    -----------    -----------
Investment activities:
   Investment income                       20,498            205              6         20,287
   Expenses                                37,370            374             11         36,985
                                      -----------    -----------    -----------    -----------
      Net investment loss                 (16,872)          (169)            (5)       (16,698)

Realized loss on sale of enhanced
   yield investments                   (1,131,624)       (11,317)          (321)    (1,119,986)

Increase in unrealized appreciation
   of enhanced yield investments        1,974,309         19,744            560      1,954,005
                                      -----------    -----------    -----------    -----------
Net increase in partners' capital         825,813          8,258            234        817,321
                                      -----------    -----------    -----------    -----------
Partners' capital,
   March 31, 2001                     $ 6,160,118    $    84,150    $     1,885    $ 6,074,083
                                      ===========    ===========    ===========    ===========


                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (Unaudited)


                                                            2002          2001
                                                           ------        ------
Cash flows from operating activities:
     Investment income received                          $   1,926    $   3,004
     Cash paid to management company, general partners
        and suppliers                                      (43,695)     (71,414)
                                                         ---------    ---------
        Net cash used by operating activities              (41,769)     (68,410)
                                                         ---------    ---------
Cash flows from investing activities:
     Proceeds of sale of enhanced yield investments           --         49,500
                                                         ---------    ---------
        Net cash provided by investing activities             --         49,500
                                                         ---------    ---------
Net decrease in cash and cash equivalents                  (41,769)     (18,910)
Cash and cash equivalents at beginning of period           461,183      215,311
                                                         ---------    ---------
Cash and cash equivalents at end of period               $ 419,414    $ 196,401
                                                         =========    =========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)
                                   (Continued)

                                                                        2002            2001
                                                                       ------          ------
Reconciliation of net increase (decrease) in partners'
     capital from operations to net cash used by
     operating activities:

     Net increase (decrease) in partners' capital from operations   $   (59,617)   $   825,813

Adjustments to reconcile net increase (decrease) in partners'
     capital from operations to net cash used by operating
     activities:
    Realized gain on sales of enhanced yield investments, net              --        1,131,624
    Increase in unrealized appreciation of enhanced yield
         investments                                                       --       (1,974,309)
     (Increase) decrease in accrued interest receivable                  53,648         (4,469)
     Decrease in accounts payable                                       (35,800)       (34,044)
     Income received in the form of enhanced yield investments             --          (13,025)
                                                                    -----------    -----------
Net cash used by operating activities                               $   (41,769)   $   (68,410)
                                                                    ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                        SELECTED PER UNIT DATA AND RATIOS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                                       2002        2001
                                                                      ------      ------
Investment income                                                   $    (4.16) $     1.65
Expenses                                                                  0.64        3.01
                                                                    ----------  ----------
Net investment loss                                                      (4.80)      (1.36)

Realized loss on sale of enhanced yield investments                         --      (90.97)

Increase in unrealized appreciation of enhanced yield investments           --      158.73
                                                                    ----------  ----------
Net increase (decrease) in partners' capital from operations             (4.80)      66.40
                                                                    ----------  ----------
Net increase (decrease) in partners' capital                             (4.80)      66.40
Partners' capital, beginning of period                                  124.55      427.03
                                                                    ----------  ----------
Partners' capital, end of period                                    $   119.75  $   493.43
                                                                    ==========  ==========
Ratio of expenses to average partners' capital                            0.52%       0.65%
Ratio of net investment loss to average partner's capital                (3.92)%     (0.29)%

Ratio of net increase (decrease) in partners' capital from
     operations to average partners' capital                             (3.92)%     14.43%


                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


                                                                   Date Of
Portfolio Company                                             Initial Investment    Cost             Fair Value
-----------------                                             ------------------    ----             ----------
Artegraft, Inc.                                                   January 1993
  Manufacturer and distributor of specialty surgical products
  -  9% demand promissory note                                                     $252,047             $  -
  -  7% demand promissory note                                                      702,500                -
  -  Warrant to buy up to 1,000 shares of
     common stock at $.01 per share
     through December 31, 2002                                                           10                -
  -  Warrant to buy up to 4,000 shares
     of common stock at $17.50 per share
     through December 31, 2002                                                           40                -

MaxTech Holdings, Inc.                                            March 1991
  Assets held for sale
- 59,875 shares of common stock                                                      15,781          1,100,000
                                                                                  ---------         ----------
      Total                                                                       $ 970,378         $1,100,000
                                                                                  =========         ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                 MARCH 31, 2002
                                   (Unaudited)
                                   (Continued)

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

                          EQUUS CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (Unaudited)

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

(2) Management

     The Partnership has three general partners, consisting of the Managing Partner and two independent, individual general partners (the "Independent General Partners"). As compensation for services rendered to the Partnership, each Independent General Partner receives a fee of $750 for each meeting of the Independent General Partners attended and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. Until the year 2002, each Independent General Partner received an annual fee of $13,500. This fee was discontinued in 2002. Pursuant to the Partnership agreement, the Managing Partner has made a general partner's capital contribution to the Partnership of $125,316, or approximately one percent of the Partnership's contributed capital, and each Independent General Partner has made a capital contribution of $1,000.

     The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. Since Available Capital, as calculated, was depleted in the third quarter of 2001, no additional management fees are payable. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. Payment of the incentive fees is subject to the payment of $3,239,388 in cumulative accrued priority returns owed to limited partners at March 31, 2002 (See Note 4). It is highly unlikely that any incentive fees will be paid. The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the

Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. The Management Company also has management agreements with Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

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

     Publicly-traded Enhanced Yield Investments - Investments in companies whose securities are publicly traded are valued at their quoted market price at the close of business on the valuation date, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable.

     Privately-held Enhanced Yield Investments - The fair value of investments for which no market exists (including most investments made by the Partnership) is determined on the basis of procedures established in good faith by the Managing Partner and approved by the Independent General Partners of the Partnership. As a general principle, the current "fair value" of an investment would be the amount the Partnership might reasonably expect to receive for it upon its current sale. Appraisal valuations are necessarily subjective and the Managing Partner's estimate of values may differ materially from amounts actually received upon the disposition of enhanced yield investments.

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

(4)  Allocations and Distributions

     The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $3,239,388 at March 31, 2002 is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized. Based on current valuations of Enhanced Yield Investments, the Management Company would not receive any incentive fee upon the sale of the Partnership's investments.

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

(5)  Temporary Cash Investments

     Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest from a range of 0.82% to 1.64%, at March 31, 2002.

(6)  Enhanced Yield Investments

     The Partnership made no new investments during the three months ended March 31, 2002 and 2001, respectively. During the three months ended March 31, 2001, the Partnership received note payments in the amount of $26,800 and management fees in the amount of $12,500 from Artegraft, Inc. in the form of a 9% demand note.

     During the three months ended March 31, 2001, the Partnership realized a net capital loss of $1,131,624. In 1993, the Partnership wrote off its investment in Tennis Cards, Inc. and foreclosed on its collateral which consisted of an inventory of tennis trading cards. On February 22, 2001, the Partnership sold the entire inventory of tennis trading cards for net proceeds of $49,500. In addition, the Partnership wrote off its entire investment in Paracelsus Healthcare Corporation ("Paracelsus"), which went through bankruptcy, realizing a capital loss of $1,181,124.

(7)  Unrealized Appreciation on Enhanced Yield Investments

     There was no change in unrealized appreciation during the three months ended March 31, 2002.

     Unrealized appreciation of Enhanced Yield Investments increased by $1,974,309 during the three months ended March 31, 2001. Such increase resulted from the increase in the estimated fair value of one Enhanced Yield Investments in the amount of $800,000 and the transfer of net unrealized appreciation to net realized loss from the write-off of one Enhanced Yield Investments in the amount of $1,174,309.

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

     Publicly-traded Enhanced Yield Investments - Investments in companies whose securities are publicly traded are valued at their quoted market price at the close of business on the valuation date, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable.

     Privately-held Enhanced Yield Investments - The fair value of investments for which no market exists (including most investments made by the Partnership) is determined by the Managing Partner on the basis of procedures established in good faith by the Managing Partner and approved by the Independent General Partners of the Partnership. As a general principle, the current "fair value" of an investment would be the amount the Partnership might reasonably expect to receive for it upon its current sale. Appraisal valuations are necessarily subjective and the Managing Partner's estimate of values may differ materially from amounts actually received upon the disposition of enhanced yield investments.

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

     At March 31, 2002, the Partnership had $970,378 (at cost) invested in Enhanced Yield Investments of two companies, which have an estimated fair value of $1,100,000 at such date.

     At March 31, 2002, the Partnership had $419,414 in cash and temporary cash investments. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments.

     Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

Results of Operations

Investment Income and Expenses

     Net investment income (loss) after all expenses amounted to $(59,617) and $(16,872) the three months ended March 31, 2002 and 2001, respectively. No income was earned from Enhanced Yield

Investments during the three months ended March 31, 2002. The Partnership earned $17,494 in income from Enhanced Yield Investments during the three months ended March 31, 2001. The decrease in income from Enhanced Yield Investments in 2002 is primarily due to no additional management fees or interest being received or accrued for Artegraft, Inc.

     The Management Company receives a management fee equal to 2.5% of the Available Capital. Available Capital is the amount of net offering proceeds from the sale of Units reduced by capital distributed to its holders of the Units and realized losses from the Partnership's investments. Such fee amounted to $18,616 for the three months ended March 31, 2001. Due to the depletion of Available Capital in the third quarter of 2001, no management fee was received for the three months ended March 31, 2002. Based on the level of Available Capital at March 31, 2002, the Management Company will receive no additional management fees from the Partnership. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $3,239,388 at March 31, 2002. Based on current valuations of Enhanced Yield Investments, the Management Company would not receive any incentive fee upon the sale of the Partnership's investments. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

Realized Gain or Loss on Enhanced Yield Investments

     During the three months ended March 31, 2002, there were no realized gains or losses on Enhanced Yield Investments.

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

Unrealized Gains and Losses on Enhanced Yield Investments

     There was no change to unrealized appreciation during the three months ended March 31, 2002.

     Unrealized appreciation of Enhanced Yield Investments increased by $1,974,309 during the three months ended March 31, 2001. Such increase resulted from the increase in the estimated fair value of Enhanced Yield Investments in one company and the transfer of net unrealized depreciation to net realized losses from the write-off of one Enhanced Yield Investment.

Distributions

     During the three months ended March 31, 2002 and 2001, the Partnership made no cash distributions. Cumulative cash distributions to limited partners from inception to March 31, 2002, were $12,567,797 or $1,025.53 per weighted average number of Units outstanding.

Enhanced Yield Investments

     During the three months ended March 31, 2001, the Partnership received note payments in the amount of $26,800 and management fees in the amount of $12,500 from Artegraft, Inc. in the form of a 9% demand note.

     Both of the companies in which the Partnership has investments at March 31, 2002 are privately held. They each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

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

     The Partnership's investment in portfolio securities consists of some fixed rate debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. In addition, changes in market interest rates are not typically a significant factor in the Partnership's determination of fair value of these debt securities. The Partnership's debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer. In addition, there were no significant changes to the factors that affect market risk from 2001 to the first quarter of 2002.

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

Part II.  Other Information

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

Date: May 15, 2002                   EQUUS CAPITAL PARTNERS, L.P.
                                     By:  Equus Capital Corporation
                                     Managing General Partner

                                     /s/ Nolan Lehmann
                                     -------------------------------------
                                     Nolan Lehmann
                                     President and Principal Financial
                                     and Accounting Officer