Form 10-Q
period 2002-06-30
EQUUS CAPITAL PARTNERS LP
filed 2002-08-13
CIK 843626

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
       EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
___
       EXCHANGE ACT OF 1934


Commission File Number 0-17526

                          EQUUS CAPITAL PARTNERS, L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                                          76-0264305
   -----------------------------------------                     ------------------------------------
    (State or other jurisdiction of                               (I.R.S. Employer Identification No.)
    incorporation or organization)

    2929 Allen Parkway, Suite 2500
      Houston, Texas                                                            77019-2120
   -----------------------------------------                     ------------------------------------
   (Address of principal executive offices)                                     (Zip Code)

Registrant's telephone number, including area code:              (713) 529-0900
                                                                 --------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class                                                Name of each exchange
                                                                           on which registered

              None                                                                None
   -----------------------------------------                     ------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partners' Interests
                      ------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---

As of June 30, 2002, 12,187 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at June 30, 2002 was $119.43. There is no established market for such Units.

Documents incorporated by reference: None.

                          EQUUS CAPITAL PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                      INDEX

                                                                                     Page
                                                                                     ----
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Statements of Assets, Liabilities and Partners' Capital

          - June 30, 2002 and December 31, 2001 ..................................      1

          Statements of Operations

          - For the three months ended June 30, 2002 and 2001 ....................      2

          - For the six months ended June 30, 2002 and 2001 ......................      3

          Statements of Changes in Partners' Capital

          - For the six months ended June 30, 2002 ...............................      4

          - For the six months ended June 30, 2001 ...............................      5

          Statements of Cash Flows

          - For the six months ended June 30, 2002 and 2001 ......................      6

          Selected Per Unit Data and Ratios

          - For the six months ended June 30, 2002 and 2001 ......................      8

          Schedule of Enhanced Yield Investments

          - June 30, 2002 ........................................................      9

          Notes to Financial Statements ..........................................     11

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..............................................     15

  Item 3. Quantitative and Qualitative Disclosure about Market Risk ..............     18

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form ...........................................     18

SIGNATURE ........................................................................     19

Part I. Financial Information

Item 1. Financial Statements

                          EQUUS CAPITAL PARTNERS, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)

                                                                2002         2001
                                                                ----         ----
Assets
------

Enhanced yield investments, at fair value
     (cost of $970,378)                                       $1,100,000   $1,100,000
Temporary cash investments, at cost which
     approximates fair value                                     407,431      459,877
Cash                                                                 919        1,306
Accrued interest receivable                                            -       53,648
                                                              ----------   ----------

          Total assets                                        $1,508,350   $1,614,831
                                                              ==========   ==========

Liabilities and Partners' Capital
---------------------------------

Liabilities:
     Accounts payable                                         $        -   $   42,800
                                                              ----------   ----------

          Total liabilities                                            -       42,800
                                                              ----------   ----------

Commitments and contingencies

Partners' capital:
     Managing partner                                             37,633       38,270
     Independent general partners                                    582          601
     Limited partners (12,310 Units issued and outstanding)    1,470,135    1,533,160
                                                              ----------   ----------

          Total partners' capital                              1,508,350    1,572,031
                                                              ----------   ----------

          Total liabilities and partners' capital             $1,508,350   $1,614,831
                                                              ==========   ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                             2002           2001
                                                             ----           ----
Investment income:

     Income from enhanced yield investments              $         -    $ 1,375,604
     Interest from temporary cash investments                  1,628          5,497
                                                         -----------    -----------

          Total investment income                              1,628      1,381,101
                                                         -----------    -----------

Expenses:

     Management fee                                                -        (17,030)
     Independent general partner fees                          1,500          9,750
     Mailing and printing expenses                            (3,582)           619
     Administrative fees                                       5,074          4,984
     Professional fees                                         2,700          2,112
                                                         -----------    -----------

          Total expenses                                       5,692            435
                                                         -----------    -----------

Net investment income (loss)                                  (4,064)     1,380,666
                                                         -----------    -----------


Unrealized appreciation of enhanced yield investments:
     End of period                                           129,622      2,809,169
     Beginning of period                                     129,622      3,484,169
                                                         -----------    -----------

          Increase in unrealized appreciation                      -       (675,000)
                                                         -----------    -----------

          Net increase (decrease) in partners' capital
             from operations                             $    (4,064)   $   705,666
                                                         ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                             2002          2000
                                                             ----          ----
Investment income:

     Income from enhanced yield investments              $   (53,648)   $ 1,393,097
     Interest from temporary cash investments                  3,554          8,502
                                                         -----------    -----------

          Total investment income                            (50,094)     1,401,599
                                                         -----------    -----------

Expenses:

     Management fee                                                -          1,586
     Independent general partner fees                          3,000         18,000
     Mailing and printing expenses                            (2,909)         1,997
     Administrative fees                                      10,058          9,968
     Professional fees                                         3,438          6,254
                                                         -----------    -----------

          Total expenses                                      13,587         37,805
                                                         -----------    -----------

Net investment income (loss)                                 (63,681)     1,363,794
                                                         -----------    -----------

Realized loss on sale of enhanced yield investments                -     (1,131,624)
                                                         -----------    -----------

Unrealized appreciation of enhanced yield investments:
     End of period                                           129,622      2,809,169
     Beginning of period                                     129,622      1,509,860
                                                         -----------    -----------

          Increase in unrealized appreciation                      -      1,299,309
                                                         -----------    -----------

          Net increase (decrease) in partners' capital
             from operations                             $   (63,681)   $ 1,531,479
                                                         ===========    ===========

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                  (Unaudited)

                                                                 INDEPENDENT
                                                     MANAGING      GENERAL        LIMITED
                                       TOTAL         PARTNER       PARTNERS       PARTNERS
                                       -----         -------       --------       --------
Partners' capital,
   December 31, 2001                $ 1,572,031    $    38,270    $       601    $ 1,533,160
                                    -----------    -----------    -----------    -----------

Investment activities:
   Investment income                    (50,094)          (501)           (14)       (49,579)
   Expenses                              13,587            136              5         13,446
                                    -----------    -----------    -----------    -----------

      Net investment loss               (63,681)          (637)           (19)       (63,025)
                                    -----------    -----------    -----------    -----------

Net decrease in partners' capital       (63,681)          (637)           (19)       (63,025)
                                    -----------    -----------    -----------    -----------

Partners' capital,
   June 30, 2002                    $ 1,508,350    $    37,633    $       582    $ 1,470,135
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

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

                                                                  INDEPENDENT
                                                      MANAGING      GENERAL         LIMITED
                                         TOTAL         PARTNER      PARTNERS       PARTNERS
                                         -----         -------      --------       --------
Partners' capital,
  December 31, 2000                   $ 5,334,305     $  75,892     $  1,651    $ 5,256,762
                                      -----------     ---------     --------    -----------

Investment activities:
  Investment income                     1,401,599        14,017          397      1,387,185
  Expenses                                 37,805           378           11         37,416
                                      -----------     ---------     --------    -----------

   Net investment loss                  1,363,794        13,639          386      1,349,769

Realized loss on sale of enhanced
  yield investments                    (1,131,624)      (11,317)        (321)    (1,119,986)

Increase in unrealized appreciation
  of enhanced yield investments         1,299,309        12,993          369      1,285,947
                                      -----------     ---------     --------    -----------

Net increase in partners' capital       1,531,479        15,315          434      1,515,730
                                      -----------     ---------     --------    -----------

Partners' capital,
  June 30, 2001                       $ 6,865,784     $  91,207     $  2,085    $ 6,772,492
                                      ===========     =========     ========    ===========

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (Unaudited)

                                                                   2002             2001
                                                                   ----             ----
Cash flows from operating activities:
  Investment income received                                   $     3,554      $ 1,366,414
  Cash paid to management company, general partners
   and suppliers                                                   (56,387)         (88,249)
                                                               -----------      -----------

   Net cash provided (used) by operating activities                (52,833)       1,278,165
                                                               -----------      -----------

Cash flows from investing activities:
  Proceeds of sale of enhanced yield investments                         -           49,500
                                                               -----------      -----------

   Net cash provided by investing activities                             -           49,500
                                                               -----------      -----------

Net increase (decrease) in cash and cash equivalents               (52,833)       1,327,665

Cash and cash equivalents at beginning of period                   461,183          215,311
                                                               -----------      -----------

Cash and cash equivalents at end of period                     $   408,350      $ 1,542,976
                                                               ===========      ===========

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (Unaudited)
                                  (Continued)

                                                                              2002             2001
                                                                              ----             ----
Reconciliation of net increase (decrease) in partners' capital from operations to net cash used by operating activities:

     Net increase (decrease) in partners' capital from operations          $   (63,681)   $ 1,531,479

Adjustments to reconcile net increase (decrease) in partners'
     capital from operations to net cash used
       by operating activities:
    Realized loss on sales of enhanced yield investments, net                        -      1,131,624

    Increase in unrealized appreciation of enhanced yield
         investments                                                                 -     (1,299,309)
     (Increase) decrease in accrued interest receivable                         53,648         (9,660)
     Decrease in accounts payable                                              (42,800)       (33,414)
     Increase in due from management company                                         -        (17,030)
     Income received in the form of enhanced yield investments                       -        (25,525)
                                                                           -----------    -----------

Net cash provided (used) by operating activities                           $   (52,833)   $ 1,278,165
                                                                           ===========    ===========

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                       SELECTED PER UNIT DATE AND RATIOS
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (Unaudited)

                                                                                2002          2001
                                                                                ----          ----
Investment income                                                             $  (4.03)     $ 112.69
Expenses                                                                          1.09          3.04
                                                                              --------      --------

Net investment income (loss)                                                     (5.12)       109.65

Realized loss on sale of enhanced yield investments                                  -        (90.98)

Increase in unrealized appreciation of enhanced yield investments                    -        104.46
                                                                              --------      --------

Net increase (decrease) in partners' capital                                     (5.12)       123.13

Partners' capital, beginning of period                                          124.55        427.03
                                                                              --------      --------

Partners' capital, end of period                                              $ 119.43      $ 550.16
                                                                              ========      ========

Ratio of expenses to average partners' capital                                    0.90%         0.62%

Ratio of net investment income (loss) to average partner's capital               (4.20)%       22.44%

Ratio of net increase (decrease) in partners' capital from
     operations to average partners' capital                                     (4.20)%       25.20%

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                  JUNE 30, 2002
                                  (Unaudited)

                                                                            Date Of
Portfolio Company                                                      Initial Investment       Cost        Fair Value
-----------------                                                      ------------------       ----        ----------
Artegraft, Inc.                                                           January 1993
   Manufacturer and distributor of specialty surgical products
  -  9% demand promissory note                                                               $  252,047    $         -
  -  7% demand promissory note                                                                  702,500              -
  -  Warrant to buy up to 1,000 shares of
     common stock at $.01 per share
     through December 31, 2002                                                                       10              -
  -  Warrant to buy up to 4,000 shares
     of common stock at $17.50 per share
     through December 31, 2002                                                                       40              -

MaxTech Holdings, Inc.                                                    March 1991
  Assets held for sale
  -  59,875 shares of common stock                                                               15,781      1,100,000
                                                                                             ----------    -----------

      Total                                                                                  $  970,378    $ 1,100,000
                                                                                             ==========    ===========

                         The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                  JUNE 30, 2002
                                   (Unaudited)
                                   (Continued)

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

                          EQUUS CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)

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

         The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. Since Available Capital, as calculated, was depleted in the third quarter of 2001, no additional management fees are payable. In addition, the Management Company will receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. Payment of the incentive fees is subject to the payment of $3,269,069 in cumulative accrued priority returns owed to limited partners at June 30, 2002 (See Note 4). It is highly unlikely that any incentive fees will be paid. The Management Company also receives compensation for providing certain administrative services to the

Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. The Management Company also has management agreements with Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

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

(4)      Allocations and Distributions

         The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $3,269,069 at June 30, 2002 is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized. Based on current valuations of Enhanced Yield Investments, the Management Company would not receive any incentive fee upon the sale of the Partnership's investments.

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

(5)      Temporary Cash Investments

         Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest from a range of 0.75% to1.48%, at June 30, 2002.

(6)      Enhanced Yield Investments

         The Partnership made no new investments during the six months ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2001, the Partnership received note payments in the amount of $26,800 and management fees in the amount of $25,000 from Artegraft, Inc. in the form of a 9% demand note.

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

(7)      Unrealized Appreciation on Enhanced Yield Investments

         There was no change in unrealized appreciation during the six months ended June 30, 2002.

         Unrealized appreciation of Enhanced Yield Investments increased by $1,299,309 during the six months ended June 30, 2001. Such increase resulted from the increase in the estimated fair value of one Enhanced Yield Investments in the amount of $125,000 and the transfer of net unrealized appreciation to net realized loss from the write-off of one Enhanced Yield Investments in the amount of $1,174,309.

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

         At June 30, 2002, the Partnership had $970,378 (at cost) invested in Enhanced Yield Investments of two companies, which have an estimated fair value of $1,100,000 at such date.

         At June 30, 2002, the Partnership had $408,350 in cash and temporary cash investments. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments.

         Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

Results of Operations

Investment Income and Expenses

         Net investment income (loss) after all expenses amounted to $(63,681) and $1,363,794 for the six months ended June 30, 2002 and 2001, respectively. No income was earned from Enhanced Yield Investments during the six months ended June 30, 2002. The Partnership earned $1,393,097 in income from Enhanced Yield Investments during the six months ended June 30, 2001. The decrease in income from Enhanced Yield Investments in 2002 is primarily due to no additional management fees or interest being received or accrued for Artegraft, Inc. and dividends paid in arrears in 2001 by MaxTech Holdings, Inc.

         The Management Company receives a management fee equal to 2.5% of the Available Capital. Available Capital is the amount of net offering proceeds from the sale of Units reduced by capital distributed to its holders of the Units and realized losses from the Partnership's investments. Such fee amounted to $1,586 for the six months ended June 30, 2001. Due to the depletion of Available Capital in the third quarter of 2001, no management fee was received for the six months ended June 30, 2002. Based on the level of Available Capital at June 30, 2002, the Management Company will receive no additional management fees from the Partnership. The Management Company is also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The cumulative accrued priority return amounted to $3,269,069 at June 30, 2002. Based on current valuations of Enhanced Yield Investments, the Management Company would not receive any incentive fee upon the sale of the Partnership 's investments. Management fees and other expenses incurred directly by the Partnership are paid with funds provided from operations.

Realized Gain or Loss on Enhanced Yield Investments

         During the six months ended June 30, 2002, there were no realized gains or losses on Enhanced Yield Investments.

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

Unrealized Gains and Losses on Enhanced Yield Investments

         There was no change to unrealized appreciation during the six months ended June 30, 2002.

         Unrealized appreciation of Enhanced Yield Investments increased by $1,299,309 during the six months ended June 30, 2001. Such increase resulted from the increase in the estimated fair value of Enhanced Yield Investments in one company and the transfer of net unrealized depreciation to net realized losses from the write-off of one Enhanced Yield Investment.

Distributions

         During the six months ended June 30, 2002 and 2001, the Partnership made no cash distributions. Cumulative cash distributions to limited partners from inception to June 30, 2002, were $12,567,797 or $1,025.53 per weighted average number of Units outstanding.

Enhanced Yield Investments

         The Partnership made no new investments during the six months ended June 30, 2002 and 2001, respectively.

         During the six months ended June 30, 2001, the Partnership received note payments in the amount of $26,800 and management fees in the amount of $25,000 from Artegraft, Inc. in the form of a 9% demand note.

         Both of the companies in which the Partnership has investments at June 30, 2002 are privately held. They each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

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

         The Partnership's investment in portfolio securities consists of some fixed rate debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. In addition, changes in market interest rates are not typically a significant factor in the Partnership's determination of fair value of these debt securities. The Partnership's debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer. In addition, there were no significant changes to the factors that affect market risk from 2001 to the second quarter of 2002.

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

Date: August 13, 2002                   EQUUS CAPITAL PARTNERS, L.P.
                                        By: Equus Capital Corporation
                                        Managing General Partner

                                        /s/ Nolan Lehmann
                                        ----------------------------------------
                                        Nolan Lehmann
                                        President and Principal Financial
                                        and Accounting Officer