Form 10-Q
period 2002-09-30
EQUUS CAPITAL PARTNERS LP
filed 2002-11-14
CIK 843626

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

Commission File Number 0-17526

                          EQUUS CAPITAL PARTNERS, L.P.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   76-0264305
--------------------------------------     -------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

   2929 Allen Parkway, Suite 2500
         Houston, Texas                                 77019-2120
--------------------------------------     -------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:         (713) 529-0900
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                           Name of each exchange
                                                         on which registered

                  None                                          None
--------------------------------------     -------------------------------------

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

As of September 30, 2002, 12,187 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at September 30, 2002 was $127.01. There is no established market for such Units.

Documents incorporated by reference:  None.

                          EQUUS CAPITAL PARTNERS, L.P.
                        (A Delaware Limited Partnership)

                                      INDEX


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Statements of Assets, Liabilities and Partners' Capital

             - September 30, 2002 and December 31, 2001................      1

             Statements of Operations

             - For the three months ended September 30, 2002 and 2001..      2

             - For the nine months ended September 30, 2002 and 2001...      3

             Statements of Changes in Partners' Capital

             - For the nine months ended September 30, 2002............      4

             - For the nine months ended September 30, 2001............      5

             Statements of Cash Flows

             - For the nine months ended September 30, 2002 and 2001...      6

             Selected Per Unit Data and Ratios

             - For the nine months ended September 30, 2002 and 2001...      8

             Schedule of Enhanced Yield Investments

             - September 30, 2002......................................      9

             Notes to Financial Statements.............................     10

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     14

    Item 3.  Quantitative and Qualitative Disclosure about Market Risk.     17

PART II.     OTHER INFORMATION

    Item 4.  Controls and Procedures...................................     18

    Item 6.  Exhibits and Reports on Form 8-K..........................     18

SIGNATURE..............................................................     19

Part I.  Financial Information

Item 1.  Financial Statements

                          EQUUS CAPITAL PARTNERS, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)

                                                                                  2002                    2001
                                                                               ----------             -----------
Assets

Enhanced yield investments, at fair value
     (cost of $970,378)                                                        $  500,000             $ 1,100,000
Temporary cash investments, at cost which
     approximates fair value                                                    1,105,374                 459,877
Cash                                                                                1,275                   1,306
Accrued interest receivable                                                             -                  53,648
                                                                               ----------             -----------
          Total assets                                                         $1,606,649             $ 1,614,831
                                                                               ==========             ===========
Liabilities and Partners' Capital

Liabilities:
     Accounts payable                                                          $    4,000                $ 42,800
                                                                               ----------             -----------
          Total liabilities                                                         4,000                  42,800
                                                                               ----------             -----------
Commitments and contingencies

Partners' capital:
     Managing partner                                                              38,576                  38,270
     Independent general partners                                                     609                     601
     Limited partners (12,310 Units issued and outstanding)                     1,563,464               1,533,160
                                                                               ----------             -----------
          Total partners' capital                                               1,602,649               1,572,031
                                                                               ----------             -----------
          Total liabilities and partners' capital                              $1,606,649             $ 1,614,831
                                                                               ==========             ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                                                   2002                   2001
                                                                                ----------             ----------
Investment income:

     Income from enhanced yield investments                                     $  705,671            $   128,031
     Interest from temporary cash investments                                        2,282                 26,987
                                                                                ----------            -----------
          Total investment income                                                  707,953                155,018
                                                                                ----------             ----------
Expenses:

     Independent general partner fees                                                1,500                  9,750
     Mailing and printing expenses                                                   3,126                  1,346
     Administrative fees                                                             5,029                  4,984
     Professional fees                                                               4,000                  2,200
                                                                                ----------            -----------
          Total expenses                                                            13,655                 18,280
                                                                                ----------            -----------
Net investment income                                                              694,298                136,738
                                                                                ----------            -----------
Realized gain on sale of enhanced yield investments                                      -              1,965,219
                                                                                ----------            -----------
Unrealized appreciation (depreciation) of enhanced
  yield investments:
     End of period                                                                (470,378)             1,084,169
     Beginning of period                                                           129,622              2,809,169
                                                                                ----------            -----------

          Decrease in unrealized appreciation                                     (600,000)            (1,725,000)
                                                                                ----------            -----------
          Net increase in partners' capital
             from operations                                                    $   94,298             $  376,957
                                                                                ==========             ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                                                   2002                 2001
                                                                                ----------           ----------
Investment income:

     Income from enhanced yield investments                                     $  652,023           $1,521,128
     Interest from temporary cash investments                                        5,836               35,488
                                                                                ----------           ----------

          Total investment income                                                  657,859            1,556,616
                                                                                ----------           ----------
Expenses:

     Management fee                                                                      -                1,586
     Independent general partner fees                                                4,500               27,750
     Mailing and printing expenses                                                     217                3,343
     Administrative fees                                                            15,086               14,951
     Professional fees                                                               7,438                8,454
                                                                                ----------           ----------

          Total expenses                                                            27,241               56,084
                                                                                ----------           ----------

Net investment income                                                              630,618            1,500,532
                                                                                ----------           ----------

Realized gain on sale of enhanced yield investments                                      -              833,595
                                                                                ----------           ----------
Unrealized appreciation (depreciation) of enhanced
  yield investments:
     End of period                                                                (470,378)           1,084,169
     Beginning of period                                                           129,622            1,509,860
                                                                                ----------           ----------

          Decrease in unrealized appreciation                                     (600,000)            (425,691)
                                                                                ----------           ----------
          Net increase in partners' capital
             from operations                                                    $   30,618           $1,908,436
                                                                                ==========           ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)


                                                                                  INDEPENDENT
                                                                MANAGING            GENERAL          LIMITED
                                               TOTAL            PARTNER             PARTNERS        PARTNERS
                                               -----            -------             --------        --------
Partners' capital,
   December 31, 2001                        $1,572,031        $   38,270            $    601       $1,533,160
                                            ----------        ----------            --------       ----------
Investment activities:
   Investment income                           657,859             6,578                 186          651,095
   Expenses                                     27,241               272                   8           26,961
                                            ----------        ----------            --------       ----------
      Net investment income                    630,618             6,306                 178          624,134
                                            ----------        ----------            --------       ----------
Decrease in unrealized appreciation
     of enhanced yield investments            (600,000)           (6,000)               (170)        (593,830)
                                            ----------        ----------            --------       ----------
Net increase in partners' capital               30,618               306                   8           30,304
                                            ----------        ----------            --------       ----------
Partners' capital,
   September 30, 2002                       $1,602,649        $   38,576            $    609       $1,563,464
                                            ==========        ==========            ========       ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)



Partners' capital,
   December 31, 2000                        $5,334,305        $   75,892            $ 1,651       $ 5,256,762
                                            ----------        ----------            --------       ----------
Investment activities:
   Investment income                         1,556,616            15,566                442         1,540,608
   Expenses                                     56,084               560                 17            55,507
                                            ----------        ----------            --------       ----------
      Net investment income                  1,500,532            15,006                425         1,485,101
                                            ----------        ----------            --------       ----------
Realized gain on sale of
   enhanced yield investments                  833,595             8,336                237           825,022

Decrease in unrealized appreciation
   of enhanced yield investments              (425,691)           (4,257)              (121)         (421,313)

Distributions to partners                   (4,664,198)          (46,642)            (1,306)       (4,616,250)
                                            ----------        ----------            --------       ----------
Net decrease in partners' capital           (2,755,762)          (27,557)              (765)       (2,727,440)
                                            ----------        ----------            --------       ----------
Partners' capital,
   September 30, 2001                       $2,578,543        $   48,335            $   886       $ 2,529,322
                                            ==========        ==========            =======       ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                                                      2002              2001
                                                                                   ----------       -----------
Cash flows from operating activities:
     Investment income received                                                    $ 711,507         $1,503,401
     Cash paid to management company, general partners
        and suppliers                                                                (66,041)           (80,498)
                                                                                  ----------          ---------
        Net cash provided by operating activities                                    645,466          1,422,903
                                                                                  ----------          ---------
Cash flows from investing activities:
     Proceeds from sale of enhanced yield investments                                      -          3,514,718
                                                                                  ----------          ---------
        Net cash provided by investing activities                                          -          3,514,718
                                                                                  ----------          ---------
Cash flows from financing activities:
     Distributions to partners                                                             -         (4,664,198)
                                                                                  ----------          ---------
        Net cash used in financing activities                                              -         (4,664,198)
                                                                                  ----------          ---------
Net increase in cash and cash equivalents                                            645,466            273,423

Cash and cash equivalents at beginning of period                                     461,183            215,311
                                                                                  ----------          ---------
Cash and cash equivalents at end of period                                        $1,106,649          $ 488,734
                                                                                  ==========          =========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)
                                   (Continued)


                                                                                      2002              2001
                                                                                   ----------       -----------
Reconciliation of net increase in partners' capital from operations to net cash provided by operating activities:

     Net increase in partners' capital from operations                             $  30,618          $1,908,436

Adjustments to reconcile net increase in partners'
     capital from operations to net cash provided
         by operating activities:
     Realized gain on sale of enhanced yield investments                                   -            (833,595)
     Decrease in unrealized appreciation of enhanced
         yield investments                                                           600,000             425,691
     Increase in accrued interest receivable                                               -             (15,191)
     Decrease in accounts payable                                                    (38,800)            (24,414)
     Write-off of accrued interest receivable                                         53,648                   -
     Income received in the form of enhanced yield investments                             -             (38,024)
                                                                                   ---------          ----------
Net cash provided by operating activities                                          $ 645,466          $1,422,903
                                                                                   =========          ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                        SELECTED PER UNIT DATA AND RATIOS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                                                      2002               2001
                                                                                   ---------          ----------

Investment income                                                                   $ 52.89           $ 125.15
Expenses                                                                               2.19               4.51
                                                                                   ---------          ----------
Net investment income                                                                 50.70             120.64

Realized gain on sale of enhanced yield investments                                       -              67.02

Decrease in unrealized appreciation of
     enhanced yield investments                                                      (48.24)            (34.23)
                                                                                   ---------          ----------
Net increase in partners' capital from operations                                      2.46             153.43

Distribution to partners                                                                  -            (375.00)
                                                                                   ---------          ----------
Net increase (decrease) in partners' capital                                           2.46            (221.57)

Partners' capital, beginning of period                                               124.55             427.03
                                                                                   ---------          ----------
Partners' capital, end of period                                                    $127.01           $ 205.46
                                                                                   =========          ==========
Ratio of expenses to average partners' capital                                         1.74%              1.43%

Ratio of net investment income to average
     partners' capital                                                                40.31%             38.15%

Ratio of net increase in partners' capital from
     operations to average partners' capital                                           1.96%             48.52%
Total return on partners' capital                                                      1.98%             35.93%



                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

                                                                       Date Of
Portfolio Company                                                Initial Investment       Cost           Fair Value
-----------------                                                ------------------     ---------        ----------
Artegraft, Inc.                                                     January 1993
   Manufacturer and distributor of specialty surgical products
  -  9% demand promissory note                                                          $ 252,047        $      -
  -  7% demand promissory note                                                            702,500               -
  -  Warrant to buy up to 1,000 shares of
     common stock at $.01 per share
     through December 31, 2002                                                                 10               -
  -  Warrant to buy up to 4,000 shares
     of common stock at $17.50 per share
     through December 31, 2002                                                                 40               -

MaxTech Holdings, Inc.                                               March 1991
  Environmental and engineering consulting services-
   Assets held for sale
  -  59,875 shares of common stock                                                         15,781         500,000
                                                                                        ---------       ---------
      Total                                                                             $ 970,378       $ 500,000
                                                                                        =========       =========

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

                          EQUUS CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

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

     The Partnership seeks to achieve current income and capital appreciation principally by making investments in "mezzanine" securities, consisting primarily of subordinated debt or preferred stock combined with equity participations in common stock or rights to acquire common stock, and subsequently disposing of such investments ("Enhanced Yield Investments"). The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership was scheduled to terminate by December 31, 1999, subject to the right of the Independent General Partners (as defined below) to extend the term for up to four additional years if they determine that such extension is in the best interest of the Partnership. The agreement has been extended through December 31, 2002. The Partnership has only two remaining investments, and is planning to dispose of such investments and distribute the proceeds from such dispositions before the end of 2003. The Partnership will be dissolved after the disposition of the two remaining investments. The Managing Partner is wholly owned by Equus Capital Management Corporation.

(2) Management

     The Partnership has three general partners, consisting of the Managing Partner and two independent, individual general partners (the "Independent General Partners"). As compensation for services rendered to the Partnership, each Independent General Partner receives a fee of $750 for each meeting of the Independent General Partners attended and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. Until the year 2002, each Independent General Partner received an annual fee of $13,500. This fee was discontinued in 2002. Pursuant to the Partnership agreement, the Managing Partner has made a general partner's capital contribution to the Partnership of $125,316, or approximately one percent of the Partnership's contributed capital.

     The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. Since Available Capital, as calculated, was depleted in the third quarter of 2001, no additional management fees are payable. In addition, the Management Company was entitled to receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. No incentive fees will be paid. The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. The Management Company also has management agreements with Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership.

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

(4) Allocations and Distributions

     The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $3,299,077 at September 30, 2002 is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized. Based on current valuations of Enhanced Yield Investments, the Management Company will not receive any incentive fee upon the sale of the Partnership's investments.

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

(5) Temporary Cash Investments

     Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest from a range of 1.28% to 1.38%, at September 30, 2002.

(6) Enhanced Yield Investments

     The Partnership made no new investments during the nine months ended September 30, 2002 and 2001, respectively. During the nine months ended September 30, 2001, the Partnership received note payments in the amount of $26,800 and management fees in the amount of $37,500 from Artegraft, Inc. in the form of a 9% demand note. During 2002, the Partnership received a liquidating dividend from MaxTech Holdings, Inc. in the amount of $705,671.

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

(7) Unrealized Appreciation on Enhanced Yield Investments

     Unrealized appreciation of Enhanced Yield Investments decreased by $600,000 during the nine months ended September 30, 2002. Such decrease resulted from the decrease in estimated fair value of one Enhance Yield Investment, which was offset by net investment income recorded as a dividend on such investment.

     Unrealized appreciation of Enhanced Yield Investments decreased by $425,691 during the nine months ended September 30, 2001. Such decrease resulted from the decrease in the estimated fair value of one Enhanced Yield Investments.

(8) Subsequent Events

     On November 7, 2002, the Independent Partners approved a distribution of $70 per Unit to be paid by December 31, 2002.

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

     At September 30, 2002, the Partnership had $970,378 (at cost) invested in Enhanced Yield Investments of two companies, which have an estimated fair value of $500,000 at such date.

     At September 30, 2002, the Partnership had $1,106,649 in cash and temporary cash investments. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership as well as make certain Follow-on Investments.

     Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies or used to make Follow-on Investments in existing Enhanced Yield Investments.

Results of Operations

Investment Income and Expenses

     Net investment income after all expenses amounted to $630,618 and $1,500,532 for the nine months ended September 30, 2002 and 2001, respectively. The Partnership earned $705,671 and $1,521,128 in income from Enhanced Yield Investments during the nine months ended September 30, 2002 and 2001, respectively. The decrease in 2002 was due to a smaller liquidating dividend received from MaxTech Holdings, Inc. offset by the reversal of accrued interest receivable of $53,648 from Artegraft, Inc.

     The Management Company receives a management fee equal to 2.5% of the Available Capital. Available Capital is the amount of net offering proceeds from the sale of Units reduced by capital distributed to its holders of the Units and realized losses from the Partnership's investments. Such fee amounted to $1,586 for the nine months ended September 30, 2001. Due to the depletion of Available Capital in the third quarter of 2001, no management fee was received for the nine months ended September 30, 2002. Based on the level of Available Capital at September 30, 2002, the Management Company will receive no additional management fees from the Partnership. The Management Company was also to be allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. Based on current valuations of Enhanced Yield Investments, the Management Company will not receive any incentive fee upon the sale of the Partnership's investments.

Realized Gain or Loss on Enhanced Yield Investments

     During the nine months ended September 30, 2002, the Partnership did not realize a gain or loss.

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

Unrealized Gains and Losses on Enhanced Yield Investments

     Unrealized appreciation of Enhanced Yield Investments decreased by $600,000 during the nine months ended September 30, 2002. Such decrease resulted from the decrease in estimated fair value of one Enhanced Yield Investment, which was offset by net investment income recorded as a dividend on such investment.

     Unrealized appreciation of Enhanced Yield Investments decreased by $425,691 during the nine months ended September 30, 2001. Such decrease resulted from the decrease in the estimated fair value of Enhanced Yield Investments in one company and the transfer of net unrealized appreciation to net realized gain from the write-off and partial sale of two Enhanced Yield Investment.

Distributions

     During the nine months ended September 30, 2002, the Partnership made no cash distributions. During the nine months ended September 30, 2001, the Partnership made a cash distribution of $4,616,250 or $375 per Unit. Cumulative cash distributions to limited partners from inception to September 30, 2002, were $12,567,797 or $1,025.53 per weighted average number of Units outstanding.

Enhanced Yield Investments

     The Partnership made no new investments during the nine months ended September 30, 2002 and 2001, respectively.

     During the nine months ended September 30, 2001, the Partnership received note payments in the amount of $26,800 and management fees in the amount of $37,500 from Artegraft, Inc. in the form of a 9% demand note.

     Both of the companies in which the Partnership has investments at September 30, 2002 are privately held. They each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

Subsequent Events

     On November 7, 2002, the Independent Partners approved a distribution of $70 per Unit to be paid by December 31, 2002.

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

     The Partnership's investment in portfolio securities consists of some fixed rate debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. In addition, changes in market interest rates are not typically a significant factor in the Partnership's determination of fair value of these debt securities. The Partnership's debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer. In addition, there were no significant changes to the factors that affect market risk from 2001 to the third quarter of 2002.

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

Part II.  Other Information

Item 4.  Controls and Procedures

     The Partnership maintains disclosure controls and other procedures that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Managing Partner's management, including its Chairman and Chief Executive Officer and President and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

     The Managing Partner's Chairman and Chief Executive Officer and President and Principal Financial and Accounting Officer have reviewed and evaluated the effectiveness of the Fund's disclosure controls and procedures within 90 days prior to the date of this report. Based on their review and evaluation, the Managing Partner's Chairman and Chief Executive Officer and President and Principal Financial and Accounting Officer concluded that the Partnership's disclosure controls and procedures were effective in ensuring that information relating to the Partnership was made known to them by others within the Partnership in a timely manner, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared, and that no changes are required at this time.

     There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the date the Partnership completed its evaluation.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          99.1      Certification by the Chief Executive Officer

          99.2 Certification by the President and Principal Financial and Accounting Officer

     (b) Reports on Form 8-K filed subsequent to quarter ended June 30, 2002.

     November 11, 2002    Our current report on Form 8-K terminating Arthur
                          Andersen LLP's as accountants for the fiscal year 2002 and appointing PricewaterhouseCoopers LLP's accountants for the fiscal year 2002.

                                    SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002                      EQUUS CAPITAL PARTNERS, L.P.
                                             By: Equus Capital Corporation
                                             Managing General Partner


                                             /s/ Nolan Lehmann
                                             -----------------------------------
                                             Nolan Lehmann
                                             President and Principal Financial
                                             and Accounting Officer

                                    EXHIBIT A

                    Form of Quarterly Certification Required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Sam P. Douglass, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Equus Capital Partners, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date: November 14, 2002
           ---------------------------------


                                        /s/ Sam P. Douglass
                                        ----------------------------------------
                                        Sam P. Douglass
                                        Chairman
                                        Chief Executive Officer
                                        of Equus Capital Corporation
                                        Managing General Partner

                                    EXHIBIT A

                    Form of Quarterly Certification Required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Nolan Lehmann, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Equus Capital Partners, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date:  November 14, 2002
           ----------------------


                                    /s/ Nolan Lehmann
                                    ----------------------------------------
                                    Nolan Lehmann
                                    President
                                    Principal Financial and Accounting Officer
                                    of Equus Capital Corporation
                                    Managing General Partner