Form 10-K
period 2002-12-31
EQUUS CAPITAL PARTNERS LP
filed 2003-03-31
CIK 843626

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal period ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number 0-17526

                          EQUUS CAPITAL PARTNERS, L.P.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 76-0264305
 ------------------------------------       ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

 2929 Allen Parkway, Suite 2500
        Houston, Texas                                   77019-2120
 ------------------------------------       ------------------------------------
     (Address of principal                               (Zip Code)
      executive offices)

Registrant's telephone number, including area code:          (713) 529-0900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partners' Interests
                      ------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this 10-K. [X]

As of December 31, 2002, 12,187 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at December 31, 2002 was $56.82. There is no established market for such Units.

                   Documents incorporated by reference: None.

                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
PART I

         Item  1.      Business............................................................   1
         Item  2.      Properties..........................................................   9
         Item  3.      Legal Proceedings...................................................   9
         Item  4.      Submission of Matters to a Vote of Security
                          Holders..........................................................   9

PART II

         Item  5.      Market for the Registrant's Units
                          and Related Unitholder Matters...................................   9
         Item  6.      Selected Financial Data.............................................  10
         Item  7.      Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations.......................................................  11
         Item 7A.      Quantitative and Qualitative Disclosure About Market Risk...........  14
         Item  8.      Financial Statements and Supplementary
                          Data.............................................................  16
         Item  9.      Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosure..............................  32

PART III

         Item 10.      Directors and Executive Officers of
                          the Registrant...................................................  32
         Item 11.      Executive Compensation..............................................  35
         Item 12.      Security Ownership of Certain
                          Beneficial Owners and Management.................................  38
         Item 13.      Certain Relationships and Related
                          Transactions.....................................................  38

PART IV

         Item 14.      Controls and Procedures.............................................  38

         Item 15.      Exhibits, Financial Statement Schedules
                          and Reports on Form 8-K..........................................  39

ITEM 1.         BUSINESS.

        Equus Capital Partners, L.P. (the "Partnership") is a limited partnership organized under Delaware law on December 1, 1988, and has elected to be a business development company under the Investment Company Act of 1940 (the "Investment Company Act"). The Partnership's total contributed capital was $12,435,691, consisting of $12,307,375 for 12,310 Units from 1,428 limited partners, $125,316 from the Managing Partner and $3,000 from the Independent General Partners. The investment objective of the Partnership is to achieve current income and capital appreciation principally by making investments in "mezzanine" securities, consisting primarily of subordinated debt or preferred stock combined with equity participations in common stock or rights to acquire common stock, and subsequently disposing of such investments. The Partnership Agreement provided for termination of the Partnership on December 31, 1999, subject to the right of the Independent General Partners to extend the term for up to four additional years if they determine it is in the best interest of the Partnership. In 2001, 2000 and 1999, the agreement was extended through December 31, 2002, 2001 and 2000, respectively. At a meeting in November 2002, the Independent General Partners extended the termination date for an additional year to December 31, 2003. The Partnership has only two remaining investments, and is planning to dispose of such investments and distribute the proceeds from such dispositions before the end of 2003. The Partnership will be dissolved after the disposition of the two remaining investments. The Managing Partner is wholly owned by Equus Capital Management Corporation.

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

        The Partnership has engaged Equus Capital Management Corporation, a Delaware corporation (the "Management Company"), to provide certain management and administrative services to the Partnership. Subject to the supervision of the Independent General Partners, the Management Company performs, or arranges for third parties to perform, the management, certain investment advisory and other services necessary for the operation of the Partnership. The Management Company identifies, evaluates, structures, monitors and arranges for the disposition of the Partnership's investments, and provides managerial assistance to the Portfolio Companies. The Management Company manages the Partnership's cash and short-term, interest-bearing investments. The Management Company also provides the Partnership, at the Management Company's expense, with the office space, facilities, equipment and personnel (whose salaries and benefits are paid by the Management Company) necessary to enable the Partnership to conduct its business. The management fees paid by Equus II Incorporated represent the Management Company's primary source of revenue and support.

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

CURRENT PORTFOLIO COMPANIES

        The following is a description of the Partnership's investments as of December 31, 2002:

        Artegraft, Inc.

        Artegraft, Inc. ("Artegraft"), Morristown, New Jersey, manufactures and distributes a specialty surgical product line consisting of bovine vascular prostheses used in hemodialysis and other healthcare procedures. Since 1996, Artegraft has been in dispute with Johnson & Johnson, the former owner of the business, over issues stemming from its acquisition by Artegraft. In January 2002, the arbitrators ruled in favor of Johnson & Johnson on most of the issues. Accordingly, Artegraft is considering its options, which will most likely result in a restructuring of its outstanding indebtedness. As such, the Partnership has reduced the value of this investment effective as of December 31, 2001. At December 31, 2002, the Partnership's investment in Artegraft, valued at $0, with a cost of $954,597, consisted of $702,500 in a 7% demand promissory note, $252,047 in a 9% demand promissory note, and warrants to buy up to 1,000 and 4,000 shares of common stock for $0.01 and $17.50 per share, respectively. The Partnership's investment represents a 24% fully-diluted equity interest in Artegraft. Tracy H. Cohen, a Vice President of the

Managing Partner, serves as a director of Artegraft.

        MaxTech Holdings, Inc.

        MaxTech Holdings, Inc. ("MaxTech"), Dallas, Texas, provided environmental and engineering consulting services throughout the United States. During 2001, MaxTech sold its services business, but continues to own several tracts of real estate, which it intends to sell. At December 31, 2002, the Partnership's investment in MaxTech, valued at $550,000 with a cost of $15,781, consisted of 18,417.49 shares of common stock. The Partnership previously owned 2,200,000 shares of preferred stock and 59,875 shares of common stock. During 2001 and 2002, the Partnership received proceeds from the redemption of the preferred stock, liquidating distributions and dividends in arrears from MaxTech totaling $4,933,131 and $705,671, respectively. On January 10, 2003, the Partnership received $550,000 in cash for its remaining investment in MaxTech. Gary L. Forbes, a Vice President of the Managing Partner and Management Company, served on the Board of Directors of MaxTech.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of 2002.

ITEM 5.         MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNITHOLDER
                MATTERS.

        There is no established public trading market for the Partnership's Units. The Partnership had 1,338 limited partners at December 31, 2002. The Partnership declared cash distributions of $861,700, $4,616,250 and $615,500 or $70, $375 and $50 per Unit to limited partners during 2002, 2001 and 2000, respectively. The distribution declared in 2002 was paid in January 2003.

ITEM 6.         SELECTED FINANCIAL DATA.

        Following is a summary of selected financial data of the Partnership for the five years ended December 31, 2002.

                                              2002          2001           2000          1999          1998
                                          -----------   -----------    -----------   -----------   -----------

Investment income                         $   (44,529)  $ 1,559,409    $    84,962   $   120,554   $    62,301

Net investment income (loss)              $  (127,402)  $ 1,448,567    $   (92,680)  $   (88,420)  $  (191,167)

Realized gain (loss) on sales
 of enhanced yield investments, net       $   705,671   $   833,595    $(1,307,552)  $   363,179   $ 2,741,412

Increase (decrease) in
 unrealized appreciation
 of enhanced yield investments, net       $  (550,000)  $(1,380,238)   $ 1,562,997   $   (76,503)  $(2,457,625)

Net increase  in partners'
 capital from operations                  $    28,269   $   901,924    $   162,765   $   198,256   $    92,620

Distributions to partners                 $   870,650   $ 4,664,198    $   621,892   $         -   $ 3,731,359

Total assets                              $ 1,748,991   $ 1,614,831    $ 5,377,105   $ 5,850,232   $ 5,645,576

Partners' capital, end of year            $   729,650   $ 1,572,031    $ 5,334,305   $ 5,793,432   $ 5,595,176

Cost of enhanced yield
 investments made during year             $         -   $    77,325    $   187,222   $   702,500   $         -

Net cash provided (used) by
 operating activities                     $   (77,943)  $ 1,395,351    $  (152,431)  $  (141,049)  $  (128,119)

PER UNIT OF LIMITED PARTNERS'
INTEREST:

Net investment income (loss)              $    (10.25)  $    116.46    $     (7.45)  $     (7.11)  $    (15.37)

Realized gain (loss) on
 sales of enhanced
 yield investments, net                   $     56.74   $     67.02    $   (105.13)  $     29.20   $    220.41

Increase (decrease) in
 unrealized appreciation
 of enhanced yield
 investments, net                         $    (44.22)  $   (110.97)   $    125.66   $     (6.15)  $   (197.59)

Distributions to partners                 $     70.00   $    375.00    $     50.00   $         -   $    300.00

Partners' capital, end of year            $     56.82   $    124.55    $    427.03   $    463.95   $    448.01

        The financial statements for 1998 through 2001 were audited by Arthur Andersen LLP, which has ceased operations. A copy of the auditor's report previously issued by Arthur Andersen LLP on our financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 is included elsewhere in the Form 10-K. Arthur Andersen LLP did not reissue its report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

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

        Privately-held Enhanced Yield Investments - The fair value of investments for which no market exists is determined by the Managing Partner on the basis of procedures established in good faith by the Managing Partner and approved by the Independent General Partners of the Partnership. As a general principle, the current "fair value" of an investment would be the amount the Partnership might reasonably expect to receive for it upon its current sale. Appraisal valuations are necessarily subjective and the Managing Partner's estimate of values may differ materially from amounts actually received upon the disposition of enhanced yield investments.

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

        Most of the Partnership's common equity investments may be appraised at a multiple of free cash flow generated by the Portfolio Company in its most recent fiscal year, less outstanding funded indebtedness and other senior securities such as preferred stock. Projections of current year free cash flow may be utilized and adjustments for non-recurring items are considered. Multiples utilized are estimated based on the Management Company's experience in the private company marketplace, and are necessarily subjective in nature. Most of the Portfolio Companies utilize a high degree of leverage. From time to time, Portfolio Companies are in default of certain covenants in their loan agreements. In the event a Portfolio Company cannot generate adequate cash flow to meet the principal and interest payments on such indebtness or is not successful in refinancing the debt upon its maturity, the value of the Partnership's investment could be reduced or eliminated through foreclosure on the Portfolio Company's assets or the Portfolio Company's reorganization or bankruptcy. When the Managing Partner has a reasonable belief that the Portfolio Company will be able to restructure the loan agreements to adjust for any defaults, the Portfolio Company's securities continue to be valued assuming that the company is a going concern. The Partnership may also use, when available, third-party transactions in a Portfolio Company's securities as the basis of valuation (the "private market method"). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

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

        At December 31, 2002, the Partnership had $970,378 (at cost) invested in Enhanced Yield Investments of two companies, which have an estimated fair value of $550,000 at such date.

        At December 31, 2002, the Partnership had $1,198,991 in cash and temporary cash investments. However, $861,700 of such amount was distributed to the limited partners in January 2003 and another $119,000 reflects prior distributions declared but unclaimed by the Partners entitled thereto. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership. Since the Partnership term will expire during the year ended December 31, 2003, no Follow-on Investments are expected to be made. The Partnership has only two remaining investments, and in 2003 plans to dispose of such investments and distribute the proceeds, and thereafter dissolve the Partnership.

        Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies.

RESULTS OF OPERATIONS

INVESTMENT LOSS AND EXPENSES

        Net investment income (loss) after all expenses amounted to $(127,402), $1,448,567 and $(92,680) for the years ended December 31, 2002, 2001 and 2000, respectively. Interest income from temporary cash investments was $9,119, $38,281 and $23,355 for the years ended December 31, 2002, 2001 and 2000, respectively. The higher amounts in 2001 and 2000 as compared to 2002 were due to the higher average balance of temporary cash investments resulting from proceeds received by the Partnership in 2001 and 2000 from the sale of Enhanced Yield Investments. For the year ended December 31, 2002, the Partnership wrote off the accrued interest receivable related to Artegraft, Inc. in the amount of $53,648 which resulted in a loss from Enhanced Yield Investments. For the years ended December 31, 2001 and 2000, the Partnership earned $1,521,128 and $61,607 in income from Enhanced Yield Investments, respectively. The increase in income from Enhanced Yield Investments in 2001 was due to the Partnership receiving dividends in arrears of $1,467,912 in 2001 from MaxTech Holdings, Inc.

        Independent general partner fees were $6,000, $37,500 and $39,012 for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease is due to the discontinuation of the annual fee paid to the Independent General Partners ("IGP") of $13,500 each for the year ended December 31, 2002. In addition, the meeting fees for 2002 were reduced from $1,500 per meeting to $750 per meeting. Professional fees were $52,145, $44,453 and $34,931 for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in 2002 is due to an increase in accounting fees over 2001 and 2000.

        The Management Company receives a management fee equal to 2.5% of the Available Capital. "Available Capital" is the amount of net offering proceeds from the sale of Units reduced by capital distributed to the holders of the Units and realized losses from the Partnership's investments. Such fee amounted to $1,586 and $76,438 for the years ended December 31, 2001 and 2000, respectively. The decrease in management fees is due to the decrease in Available Capital for each respective year. Due to the depletion of Available Capital in the third quarter of 2001, no management fee was received for the year ended December 31, 2002. Based on the level of Available Capital at December 31, 2002, the Management Company will receive no additional management fees from the Partnership. The Management Company was also to be allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The Management Company will not receive any incentive fee upon the sale of the Partnership's investments.

REALIZED GAIN OR LOSS ON ENHANCED YIELD INVESTMENTS

        During 2002, the Partnership realized a capital gain of $705,671. On August 30, 2002, the Partnership received a liquidating distribution of $705,671 in cash related to its common stock investment in MaxTech Holdings, Inc. ("MaxTech") pursuant to a plan of liquidation previously filed by MaxTech. In January 2003, the Partnership sold its remaining interest in MaxTech for $550,000 in cash.

        During 2001, the Partnership realized a net capital gain of $833,595. In 1993, the Partnership wrote off its investment in Tennis Cards, Inc. and foreclosed on its collateral which consisted of an inventory of tennis trading cards. On February 22, 2001, the Partnership sold the entire inventory of tennis trading cards for net proceeds of $49,500. In addition, the Partnership wrote off its entire investment in Paracelsus Healthcare Corporation, which went through bankruptcy, realizing a capital loss of $1,181,124. Also, the Partnership received proceeds from the redemption of its preferred stock and received a partial payment pursuant to a plan of liquidation on its common stock of MaxTech, realizing a capital gain of $1,965,219. MaxTech sold all of its business operations and is attempting to sell its remaining assets, which primarily consists of real estate.

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

UNREALIZED GAINS ON ENHANCED YIELD INVESTMENTS

        Unrealized appreciation of Enhanced Yield Investment decreased by $550,000 during the year ended December 31, 2002. Such decrease resulted from the receipt of a liquidating distribution of $705,671 from MaxTech Holdings, Inc., offset by an increase of $155,671 in the remaining value of MaxTech.

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

DISTRIBUTIONS

        The Partnership declared distributions of $861,700 or $70 per unit, $4,616,250 or $375 per Unit and $621,892 or $50 per Unit to the Limited Partners for the years ended 2002, 2001 and 2000, respectively. The distribution for 2002 was paid in January 2003. Cumulative cash distributions to limited partners from inception to December 31, 2002 were $13,492,497, or $1,095.53 per weighted average number of Units outstanding.

ENHANCED YIELD INVESTMENTS

        The Partnership made no new investments in 2002, 2001 or 2000.

        During 2002, the Partnership received management fees from Artegraft, Inc. ("Artegraft") for the fourth quarter of 2001 and the year ended December 31, 2002 in the amount of $75,000 in the form of a 9% demand note. Given the financial condition of Artegraft, such fees have not been recognized in the accompanying financial statements as management believes there is a high likelihood they will not be realized.

        During 2001, the Partnership received management fees in the amount of $37,500 and note payments in the amount of $26,800, including interest of $525, from Artegraft, both in the form of a 9% demand note.

        During 2000, the Partnership received management fees in the amount of $54,167 and note payments in the amount of $133,055, including interest in the amount of $12,156, from Artegraft, in the form of a 9% demand note.

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

        Both of the companies in which the Partnership held investments at December 31, 2002 are privately held. They each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

SUBSEQUENT EVENTS

        On January 5, 2003, distributions of $861,700 were paid to the Limited Partners.

        On January 10, 2003, the Partnership received $550,000 in cash for its investment in MaxTech Holdings, Inc., realizing a capital gain of $534,219.

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

        The Partnership's investment in portfolio securities consists of some fixed rate debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. In addition, changes in market interest rates are not typically a significant factor in the Partnership's determination of fair values of these debt securities. The Partnership's debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer. In addition, there were no significant changes to the factors that affect market risk from 2001 to 2002.

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        Report of Independent Accountants

To the Independent General Partners of
   Equus Capital Partners, L.P.:

In our opinion, the accompanying statements of assets, liabilities and partners' capital, including the schedule of enhanced yield investments, and the related statements of operations, changes in partners' capital and cash flows and the selected per unit data and ratios present fairly, in all material respects, the financial position of Equus Capital Partners, L.P. (a Delaware limited partnership) at December 31, 2002, and the results of its operations, changes in partners' capital and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements and selected per unit data and ratios are the responsibility of Equus Capital Corporation (the "Managing Partner"). Our responsibility is to express an opinion on these financial statements and selected per unit data and ratios based on our audit. We conducted our audit of these statements and selected per unit data and ratios in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per unit data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included physical inspection or confirmation of securities owned as of December 31, 2002. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Equus Capital Partners, L.P. as of December 31, 2001 and for each of the two years in the period then ended as well as the selected per unit data and ratios for each of the four years in the period then ended were audited by other independent public accountants who have ceased operations. Those independent public accountants expressed an unqualified opinion on those financial statements and selected per unit data and ratios in their report dated March 11, 2002, which included an explanatory paragraph that described the Managing Partner's valuation of enhanced yield investments in the absence of readily ascertainable market values.

As discussed in Note 3, the financial statements include enhanced yield investments valued at $550,000 (75% of partners' capital) as of December 31, 2002 whose values have been estimated by the Managing Partner and approved by the Independent General Partners in the absence of readily ascertainable market values. These estimated values may differ materially from the values that would have been used had a ready market for the investments existed.

As discussed in Note 1, the Partnership has only two remaining investments and in 2003 plans to dispose of such investments and distribute the proceeds, and thereafter dissolve the Partnership.

/s/ PricewaterhouseCoopers LLP
-------------------------------------
PricewaterhouseCoopers LLP

Houston, Texas
March 14, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. Equus Capital Partners, L.P.'s statement of assets, liabilities and partners' capital as of December 31, 2000 and the statements of operations, changes in partners' capital and cash flows for the year ended December 31, 1999 and the selected per Unit data and ratios for the year ended December 31, 1997 are not required to be presented and are not included in this Form 10-K.

                REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS

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

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Houston, Texas
March 11, 2002

                          EQUUS CAPITAL PARTNERS, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                           DECEMBER 31, 2002 AND 2001

                                                                 2002         2001
                                                              ----------   ----------

Assets

Enhanced yield investments, at fair value
 (cost of $970,378)                                           $  550,000   $1,100,000
Temporary cash investments, at cost which
 approximates fair value                                       1,197,687      459,877
Cash                                                               1,304        1,306
Accrued interest receivable                                            -       53,648
                                                              ----------   ----------

          Total assets                                        $1,748,991   $1,614,831
                                                              ==========   ==========

Liabilities and Partners' Capital
Liabilities:

     Accounts payable                                         $   38,611   $   42,800
     Distributions payable to limited partners                   980,730            -
                                                              ----------   ----------

          Total liabilities                                    1,019,341       42,800
                                                              ----------   ----------

Commitments and contingencies

Partners' capital:
     Managing partner                                             29,846       38,270
     Independent general partners                                    365          601
     Limited partners (12,310 Units issued and outstanding)      699,439    1,533,160
                                                              ----------   ----------

          Total partners' capital                                729,650    1,572,031
                                                              ----------   ----------

          Total liabilities and partners' capital             $1,748,991   $1,614,831
                                                              ==========   ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                         2002           2001           2000
                                                     -----------    -----------    -----------
Investment income (loss):

     Income (loss) from enhanced yield investments   $   (53,648)   $ 1,521,128    $    61,607
     Interest from temporary cash investments              9,119         38,281         23,355
                                                     -----------    -----------    -----------

         Total investment income (loss)                  (44,529)     1,559,409         84,962
                                                     -----------    -----------    -----------

Expenses:

     Management fee                                            -          1,586         76,438
     Independent general partners' fees                    6,000         37,500         39,012
     Professional fees                                    52,146         44,453         34,931
     Mailing and printing expenses                         4,612          7,368          7,191
     Administrative fees                                  20,115         19,935         20,070
                                                     -----------    -----------    -----------

          Total expenses                                  82,873        110,842        177,642
                                                     -----------    -----------    -----------

Net investment income (loss)                            (127,402)     1,448,567        (92,680)
                                                     -----------    -----------    -----------

Realized gain (loss) on sales of enhanced
 yield investments, net:                                 705,671        833,595     (1,307,552)
                                                     -----------    -----------    -----------

Unrealized appreciation (depreciation) of enhanced
 yield investments, net:
   End of year                                          (420,378)       129,622      1,509,860
   Beginning of year                                     129,622      1,509,860        (53,137)
                                                     -----------    -----------    -----------

   Increase (decrease) in unrealized
    appreciation, net                                   (550,000)    (1,380,238)     1,562,997
                                                     -----------    -----------    -----------

   Net increase in partners' capital
    from operations                                  $    28,269    $   901,924    $   162,765
                                                     ===========    ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                         Independent
                                                           Managing        General        Limited
                                              Total         Partner        Partners      Partners
                                           -----------    -----------    -----------    -----------
Partners' capital,
      December 31, 1999                    $ 5,793,432    $    80,484    $     1,778    $ 5,711,170
                                           -----------    -----------    -----------    -----------

 Investment activities:
      Investment income                         84,962            850             24         84,088
      Expenses                                 177,642          1,777             50        175,815
                                           -----------    -----------    -----------    -----------

         Net investment loss                   (92,680)          (927)           (26)       (91,727)

 Realized loss on sales of enhanced
  yield investments, net                    (1,307,552)       (13,076)          (371)    (1,294,105)

 Increase in unrealized appreciation
  of enhanced yield investments, net         1,562,997         15,630            443      1,546,924

 Distribution to partners                     (621,892)        (6,219)          (173)      (615,500)
                                           -----------    -----------    -----------    -----------

 Net decrease in partners' capital            (459,127)        (4,592)          (127)      (454,408)
                                           -----------    -----------    -----------    -----------

 Partners' capital,
       December 31, 2000                   $ 5,334,305    $    75,892    $     1,651    $ 5,256,762
                                           ===========    ===========    ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                   (Continued)

                                                                         Independent
                                                           Managing        General        Limited
                                              Total         Partner        Partners      Partners
                                           -----------    -----------    -----------    -----------
Partners' capital,
      December 31, 2000                    $ 5,334,305    $    75,892    $     1,651    $ 5,256,762
                                           -----------    -----------    -----------    -----------

Investment activities:
      Investment income                      1,559,409         15,594            442      1,543,373
      Expenses                                 110,842          1,108             31        109,703
                                           -----------    -----------    -----------    -----------

         Net investment income               1,448,567         14,486            411      1,433,670

Realized gain on sales of enhanced
 yield investments, net                        833,595          8,336            237        825,022

Decrease in unrealized appreciation
 of enhanced yield investments, net         (1,380,238)       (13,802)          (392)    (1,366,044)

Distributions to partners                   (4,664,198)       (46,642)        (1,306)    (4,616,250)
                                           -----------    -----------    -----------    -----------

Net decrease in partners' capital           (3,762,274)       (37,622)        (1,050)    (3,723,602)
                                           -----------    -----------    -----------    -----------

Partners' capital,
       December 31, 2001                   $ 1,572,031    $    38,270    $       601    $ 1,533,160
                                           ===========    ===========    ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                   (Continued)

                                                                         Independent
                                                           Managing        General        Limited
                                              Total         Partner        Partners      Partners
                                           -----------    -----------    -----------    -----------

Partners' capital,
     December 31, 2001                     $ 1,572,031    $    38,270    $       601    $ 1,533,160
                                           -----------    -----------    -----------    -----------
Investment activities:
     Investment loss                           (44,529)          (446)           (12)       (44,071)
     Expenses                                   82,873            829             24         82,020
                                           -----------    -----------    -----------    -----------

        Net investment loss                   (127,402)        (1,275)           (36)      (126,091)

Realized gain on sales of enhanced
 yield investments, net                        705,671          7,057            200        698,414

Decrease in unrealized appreciation
 of enhanced yield investments, net           (550,000)        (5,500)          (156)      (544,344)

Distributions to partners                     (870,650)        (8,706)          (244)      (861,700)
                                           -----------    -----------    -----------    -----------

Net decrease in partners' capital             (842,381)        (8,424)          (236)      (833,721)
                                           -----------    -----------    -----------    -----------
Partners' capital,
      December 31, 2002                    $   729,650    $    29,846    $       365    $   699,439
                                           ===========    ===========    ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                    2002           2001           2000
                                                -----------    -----------    -----------

Cash flows from operating activities:

     Interest and dividends received            $     9,119    $ 1,506,193    $    29,211
     Cash paid to management company,
      general partners, bank and suppliers          (87,062)      (110,842)      (181,642)
                                                -----------    -----------    -----------

        Net cash provided (used) by operating       (77,943)     1,395,351       (152,431)
         activities                             -----------    -----------    -----------

Cash flows from investing activities:

     Sale of enhanced yield investments             705,671      3,514,719        296,862
     Repayment of enhanced yield investments              -              -          9,300
                                                -----------    -----------    -----------

        Net cash provided by investing
           activities                               705,671      3,514,719        306,162
                                                -----------    -----------    -----------

Cash flows from financing activities:
     Unclaimed distributions to partners            119,030              -              -
     Distributions to partners                       (8,950)    (4,664,198)      (621,892)
                                                -----------    -----------    -----------
        Net cash provided (used) by financing
         activities                                 110,080     (4,664,198)      (621,892)
                                                -----------    -----------    -----------

Net increase (decrease) in cash and
 cash equivalents                                   737,808        245,872       (468,161)

Cash and cash equivalents at
 beginning of year                                  461,183        215,311        683,472
                                                -----------    -----------    -----------

Cash and cash equivalents at end
 of year                                        $ 1,198,991    $   461,183    $   215,311
                                                ===========    ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                   (Continued)

                                                                2002           2001          2000
                                                             -----------   ----------     ------------
Reconciliation of net increase in partners'
     capital from operations to net cash
     used by operating activities:
Net increase in partners' capital
     from operations                                         $   28,269    $   901,924    $    162,765
Adjustments to reconcile net increase in partners'
     capital from operations to
     net cash used by operating activities:
     Realized (gain) loss on sales of enhanced
        yield investments, net                                 (705,671)      (833,595)      1,307,552
     (Increase) decrease in unrealized
        appreciation of enhanced yield
        investments, net                                        550,000      1,380,238      (1,562,997)
     Income received in the form of
        enhanced yield investments                                    -        (38,025)        (66,323)
     Decrease in accounts receivable                                  -              -           5,736
     Decrease (increase) in accrued
        interest receivable                                      53,648        (15,191)          4,836

     Decrease in accounts payable                                (4,189)             -          (4,000)
                                                             ----------    -----------    ------------
Net cash provided (used) by operating activities             $  (77,943)   $ 1,395,351    $   (152,431)
                                                             ==========    ===========    ============

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                        SELECTED PER UNIT DATA AND RATIOS
                   FOR THE FIVE YEARS ENDED DECEMBER 31, 2002

                                             2002         2001        2000          1999        1998
                                          --------     ---------   --------      --------   ---------
Selected per unit data:
Investment income                         $  (3.59)    $  125.38   $   6.83      $   9.69   $    5.01
Expenses                                      6.66          8.91      14.28         16.80       20.38
                                          --------     ---------   --------      --------   ---------
Net investment income (loss)                (10.25)       116.47      (7.45)        (7.11)     (15.37)

Realized gain (loss) on sales of
     enhanced yield investments, net         56.74         67.02    (105.13)        29.20      220.41
Increase (decrease) in unrealized
     appreciation of enhanced
     yield investments, net                 (44.22)      (110.97)    125.66         (6.15)    (197.59)
                                          --------     ---------   --------      --------   ---------
Net increase in partners'
     capital from operations                  2.27         72.52      13.08         15.94        7.45
Distributions to partners                   (70.00)      (375.00)    (50.00)          -       (300.00)
                                          --------     ---------   --------      --------   ---------
Net increase (decrease) in
     partners' capital                      (67.73)      (302.48)    (36.92)        15.94     (292.55)
Partners' capital, beginning of year        124.55        427.03     463.95        448.01      740.56
                                          --------     ---------   --------      --------   ---------
Partners' capital, end of year            $  56.82     $  124.55   $ 427.03      $ 463.95   $  448.01
                                          ========     =========   ========      ========   =========
Selected ratios:
Ratio of expenses to average
     partners' capital                        7.35%         3.23%      3.21%         3.68%       3.43%
Ratio of net investment income (loss) to
     average partners' capital              (11.30)%       42.23%     (1.67)%       (1.56)%     (2.59)%
Ratio of total increase
     in partners' capital from
     operations to average
     partners' capital                        2.51%        26.29%      2.94%         3.50%       1.25%

Total return on partners' capital             1.82%        16.98%      2.89%         3.56%       1.01%

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                DECEMBER 31, 2002

                                                          Date Of
Portfolio Company                                   Initial Investment        Cost           Fair Value
-----------------                                   ------------------   --------------    ---------------
Artegraft, Inc.                                       January 1993
  -  9% demand promissory note                                           $      252,047    $             -
  -  7% demand promissory note                                                  702,500                  -
  -  Warrant to buy up to 1,000 shares of
     common stock at $.01 per share
     through December 31, 2002                                                       10                  -
  -  Warrant to buy up to 4,000 shares
     of common stock at $17.50 per share
     through December 31, 2002                                                       40                  -
MaxTech Holdings, Inc.                                 March 1991
  -  18,417.49 shares of common stock                                            15,781            550,000
                                                                         --------------    ---------------
      Total                                                              $      970,378    $       550,000
                                                                         ==============    ===============

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

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                DECEMBER 31, 2001

                                                          Date Of
Portfolio Company                                   Initial Investment        Cost           Fair Value
-----------------                                   ------------------    -------------    ---------------
Artegraft, Inc.                                       January 1993
  -  9% demand promissory note                                           $      252,047    $             -
  -  7% demand promissory note                                                  702,500                  -
  -  Warrant to buy up to 1,000 shares of
     common stock at $.01 per share
     through December 31, 2002                                                       10                  -
  -  Warrant to buy up to 4,000 shares
     of common stock at $17.50 per share
     through December 31, 2002                                                       40                  -
MaxTech Holdings, Inc.                                 March 1991
  -  59,875 shares of common stock                                               15,781          1,100,000
                                                                         --------------    ---------------
      Total                                                              $      970,378    $     1,100,000
                                                                         ===============   ===============

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

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

        The Partnership seeks to achieve current income and capital appreciation principally by making investments in "mezzanine" securities, consisting primarily of subordinated debt or preferred stock combined with equity participations in common stock or rights to acquire common stock, and subsequently disposing of such investments ("Enhanced Yield Investments"). The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership was scheduled to terminate by December 31, 1999, subject to the right of the Independent General Partners (as defined below) to extend the term for up to four additional years if they determine that such extension is in the best interest of the Partnership. The agreement has been extended through December 31, 2003. The Partnership has only two remaining investments, and in 2003 plans to dispose of such investments and distribute the proceeds, and thereafter dissolve the Partnership. The Managing Partner is wholly owned by Equus Capital Management Corporation.

(2)     Management

        The Partnership currently has three general partners, consisting of the Managing Partner and two independent, individual general partners (the "Independent General Partners"). As compensation for services rendered to the Partnership through December 31, 2002, each Independent General Partner receives a fee of $750 for each meeting of the Independent General Partners attended and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. The meeting fees were reduced in 2002 from $1,500 to $750. Until 2002, the Independent General Partners also received an annual fee of $13,500, however, the annual fee was discontinued in 2002. Pursuant to the Partnership agreement, the Managing Partner has made a general partner's capital contribution to the Partnership of $125,316, or approximately one percent of the Partnership's contributed capital.

        The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. Since Available Capital, as calculated, was depleted in the third quarter of 2001, no additional management fees are payable. In addition, the Management Company was entitled to receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. No incentive fees will be paid. The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. The Management Company also has management agreements with the Managing Partner and Equus II Incorporated

("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership. The management fees paid by EQS represent the Management Company's primary source of revenue and support.

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

        Privately-held Enhanced Yield Investments - The fair value of investments for which no market exists is determined on the basis of procedures established in good faith by the Managing Partner and approved by the Independent General Partners of the Partnership. As a general principle, the current "fair value" of an investment would be the amount the Partnership might reasonably expect to receive for it upon its current sale. Appraisal valuations are necessarily subjective and the Managing Partner's estimate of values may differ materially from amounts actually received upon the disposition of enhanced yield investments.

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

        Most of the Partnership's common equity investments may be appraised at a multiple of free cash flow generated by the Portfolio Company in its most recent fiscal year, less outstanding funded indebtedness and other senior securities such as preferred stock. Projections of current year free cash flow may be utilized and adjustments for non-recurring items are considered. Multiples utilized are estimated based on the Management Company's experience in the private company marketplace, and are necessarily subjective in nature. Most of the Portfolio Companies utilize a high degree of leverage. From time to time, Portfolio Companies are in default of certain covenants in their loan agreements. In the event a Portfolio Company cannot generate adequate cash flow to meet the principal and interest payments on such indebtness or is not successful in refinancing the debt upon its maturity, the value of the Partnership's investment could be reduced or eliminated through foreclosure on the Portfolio Company's assets or the Portfolio Company's reorganization or bankruptcy. When the Managing Partner has a reasonable belief that the Portfolio Company will be able to restructure the loan agreements to adjust for any defaults, the Portfolio Company's securities continue to be valued assuming that the company is a going concern. The Partnership may also use, when available, third-party transactions in a Portfolio Company's securities as the basis of valuation (the "private market method"). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

        The fair values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Certificates of deposit purchased by the Partnership generally will be valued at their face value, plus interest accrued to the date of valuation.

        Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $550,000 and $1,100,000 at December 31, 2002 and 2001, respectively, the Partnership's estimate of fair value may differ materially from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs which might become payable on disposition of such investments.

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

(4)     Allocations and Distributions

        The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $3,329,084 and $3,210,033 at December 31, 2002 and 2001, respectively, is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized. Based on current valuations of Enhanced Yield Investments, the Management Company will not receive any incentive fee upon the sale of the Partnership's investments.

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

(5)     Temporary Cash Investments

        Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest ranging from 0.55% to 1.00% and 0.75% to 2.00% at December 31, 2002 and 2001, respectively.

(6)     Enhanced Yield Investments

        The Partnership made no new investments during the year ended
December 31, 2002. During the year ended December 31, 2002, the Partnership received a liquidating distribution of $705,671 from MaxTech Holdings, Inc. ("MaxTech"). Also, the Partnership wrote off the accrued interest related to Artegraft, Inc. ("Artegraft") in the amount of $53,648 which resulted in a loss from Enhanced Yield Investments. In addition, the Partnership received management fees from Artegraft for the fourth quarter 2001 and the year ended December 31, 2002 in the amount of $75,000 in the form of a 9% demand note. Given the financial condition of Artegraft, such fees have not been recognized in the accompanying financial statements as management believes there is a high likelihood they will not be realized.

        The Partnership made no new investments during the year ended December 31, 2001. During the year ended December 31, 2001, the Partnership received management fees in the amount of $37,500 and note payments in the amount of $26,800, including interest of $525, from Artegraft, both in the form of a 9% demand note.

        During the year ended December 31, 2001, the Partnership realized a net capital gain of $833,595. In 1993, the Partnership wrote off its investment in Tennis Cards, Inc. and foreclosed on its collateral which consisted of an inventory of tennis trading cards. On February 22, 2001, the Partnership sold the entire inventory of tennis trading cards for net proceeds of $49,500. In addition, the Partnership wrote off its entire investment in Paracelsus Healthcare Corporation, which went through bankruptcy, realizing a capital loss of $1,181,124. Also, the Partnership received proceeds from the redemption of its preferred stock and received a partial payment pursuant to a plan of liquidation on its common stock of MaxTech, realizing a capital gain of $1,965,219. MaxTech sold all of its business operations and is attempting to sell its remaining assets, which primarily consist of real estate.

(7)     Unrealized Appreciation on Enhanced Yield Investments

        Unrealized appreciation of Enhanced Yield Investment decreased by $550,000 during the year ended December 31, 2002. Such decrease resulted from the receipt of a liquidating distribution of $705,671 from MaxTech Holdings, Inc., offset by an increase of $155,671 in the remaining value of the investment in MaxTech.

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

(8)     Subsequent Events

        On January 5, 2003, distributions of $861,700 were paid to the Limited Partners.

        On January 10, 2003, the Partnership received $550,000 in cash for its investment in MaxTech Holdings, Inc., realizing a capital gain of $534,219.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The Partnership has no directors or officers. On December 31, 2002, the Partnership was managed by the Managing Partner and two Independent General Partners.

        Certain information regarding the Independent General Partners is set forth below:

        John M. Ivancevich, age 62, has been an Independent General Partner of the Partnership since 1989. He has been Executive Vice President for Academic Affairs and Provost at the University of Houston since July 1995 and was Dean of the College of Business Administration at the University of Houston from 1988 to July 1995. Dean Ivancevich has held the Hugh Roy and Lillie Cranz Cullen Distinguished Professorship of Management since 1979. Between 1974 and 1988, Dean Ivancevich held various positions in the College of Business Administration, including Chairman of the Department of Organizational Behavior and Management and Associate Dean for Research.

        John W. Storms, 58, became an Independent General Partner of the Partnership effective December 31, 2001. He has been the Managing General Partner of Storms & Critz, Certified Public Accountants since May 1988. He has also served as a director of Equus II Incorporated since October 1991 and was an Independent General Partner of Equus II's predecessor from its inception in 1987.

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

        As of March 31, 2003, the Partnership believes that all of the Partnership's general partners and ten percent holders are current in their filings. In making these statements, the Partnership has relied on the transfer records of the Partnership and copies of reports that they have filed with the SEC.

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

        The following is a list of the directors and officers of the Managing Partner at December 31, 2002:

        Name                           Age                     Position
        ------------------------  ----------                  -------------------------
        Sam P. Douglass                70                     Chairman of the Board and
                                                               Chief Executive Officer
        Nolan Lehmann                  58                     President and Director
        Randall B. Hale                40                     Vice President and Director
        Paula T. Douglass              51                     Director
        S. Preston Douglass, Jr.       44                     Director
        Tracy H. Cohen                 36                     Vice President and Secretary
        Gary L. Forbes                 59                     Vice President

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

        Randall B. Hale was a Vice President of the Managing Partner, Equus II Incorporated and the Management Company since November 1992 until February 2003. He was elected a director of the Managing Partner and Management Company in February 1996. As of February 15, 2003, Mr. Hale resigned his positions with the Managing Partner, Equus II Incorporated and the Management Company. From June 1985 to October 1992, he was employed by Arthur Andersen LLP. He is a director of ENGlobal Corporation. Mr. Hale is a certified public accountant.

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

        There is no family relationship between any Independent General Partner and any director or officer of the Managing Partner. Paula T. Douglass is the wife of Sam P. Douglass, and S. Preston Douglass, Jr. is the son of Sam P. Douglass. The business address of Messrs. Douglass, Lehmann, Hale, Forbes and Ms. Douglass and Cohen is 2929 Allen Parkway, Suite 2500, Houston, Texas 77019. The business address of Mr. S. Preston Douglass, Jr. is 2626 S. Padre Island Dr., Corpus Christi, Texas 78415.

        The Managing Partner contributed $125,316 to the Partnership, representing approximately 1% of total capital contributions to the Partnership.

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

        At December 31, 2002, the directors and officers of the Management Company are Sam P. Douglass, Chairman of the Board and Chief Executive Officer, Nolan Lehmann, President and a director, Randall B. Hale, Vice President, Secretary and director, Paula T. Douglass, director, S. Preston Douglass, Jr., director and Gary L. Forbes, Vice President. See "Managing Partner" above for information concerning Messrs. Sam P. Douglass, Lehmann, Hale, S. Preston Douglass, Jr., Forbes and Ms. Douglass.

        As a result of its stock ownership in the Management Company, Equus Corporation International has 80% voting control of the Management Company. Equus Corporation International is a privately owned corporation engaged in a variety of investment activities. The business address of Equus Corporation International is 2929 Allen Parkway, Suite 2500, Houston, Texas 77019.

THE MANAGEMENT AGREEMENT

        The Management Agreement provides that the Management Company receive as compensation for its services a management fee (the "Management Fee") at an annual rate of 2.5% of Available Capital of the Partnership, paid quarterly in arrears. Based on the level of Available Capital, no management fees were paid in 2002. Management fees of $1,586 and $76,438 were paid during the years ended December 31, 2001 and 2000, respectively.

        The Management Agreement also provides that the Management Company will be paid as the Management Company Incentive Fee an amount equal to 10% of the excess of distributions from Enhanced Yield Investments over distributions from Enhanced Yield Investments representing returns of capital over the life of the Partnership, subject to payment of the priority return to the Limited Partners. At December 31, 2002, payment of incentive fees is subject to the payment of $3,299,077 in cumulative accrued priority returns owed to limited partners. No incentive fees will be paid to the Management

Company.

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

        As compensation for the specified administrative services to be rendered by the Management Company, the Management Company is paid a fee (the "Fund Administration Fee") of $15 per Limited Partner account per year and is reimbursed for certain out-of-pocket expenses relating to such services. Such terms and conditions must be approved by the Independent General Partners, however, as being not less favorable to the Partnership than those obtainable from competent unaffiliated third parties. The amount of compensation payable to the Management Company is reviewed annually by the Independent General Partners and, subject to the limitation contained in the previous sentence, may be increased or decreased by the Independent General Partners to provide for such compensation as the Independent General Partners may in good faith deem reasonable. Administration fees were $20,115, $19,935 and $20,070 for the years ended December 31, 2002, 2001 and 2000, respectively.

        The Management Company is a registered investment adviser under the Investment Advisers Act.

ITEM 11.        EXECUTIVE COMPENSATION.

        The following table sets forth all cash compensation paid to the Independent General Partners during or with respect to 2002 for services rendered in all capacities to the Partnership.

        Number of              Capacities in          Cash
        persons in group        which served       compensation
        ----------------    -------------------    ------------
              2             Independent General    $      6,000
                             Partners

        Each Independent General Partner received from the Partnership a fee of $750 for each meeting of the Independent General Partners attended and reimbursement for all out-of-pocket expenses relating to attendance at such meetings. Independent General Partners do not receive any additional compensation from the Partnership or its Portfolio Companies for any additional services rendered.

        The Partnership has no directors, executive officers or employees and therefore paid no other compensation during 2002.

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

        Capital Transactions. All proceeds from the disposition of Enhanced Yield Investments and Temporary Investments, including distributions of returns of capital from investments ("Capital Transactions"), that are not utilized or reserved for Follow-on Investments or used to pay, or reserved for the payment of, outstanding obligations or expenses of the Partnership will be distributed as soon as practicable after such Capital Transactions as follows:

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

        Set forth below is information as of December 31, 2002, with respect to the ownership of Units by the directors and officers of the Managing Partner.

                                           Units
Name                                 Beneficially Owned     Percentage
------------------------------       ------------------     ----------
Tracy H. Cohen
(Vice President and Secretary)                38 (1)               .31%

Sam P. Douglass
(Chairman and Director)                        5                   .04%

Gary L. Forbes
(Vice President)                              58 (1)               .47%

Randall B. Hale
(Vice President and Director)                 43 (1)               .35%

Nolan Lehmann
(President and Director)                      69 (1)               .56%

All directors and officers
of the Managing Partner
as a group (eight persons)                    99                   .80%

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

        The Managing Partner's Chairman and Chief Executive Officer and President and Principal Financial and Accounting Officer have reviewed and evaluated the effectiveness of the Fund's disclosure controls and procedures within 90 days prior to the date of this report. Based on their review and evaluation, the Managing Partner's Chairman and Chief Executive Officer and President and Principal Financial and Accounting Officer concluded that the Partnership's disclosure controls and procedures were effective in ensuring that information relating to the Partnership was made known to them by others within the Partnership in a timely manner, particularly during the period in which this Annual Report on Form 10-K was being prepared, and that no changes are required at this time.

        There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the date the Partnership completed its evaluation.

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)          Financial Statements                                  Page
        -----------------------------------------------------         ----

        Report of Independent Public Accountants                       16

        Statements of Assets, Liabilities and Partners'                18
        Capital at December 31, 2002 and 2001

        Statements of Operations for the years ended                   19
        December 31, 2002, 2001 and 2000

        Statements of Changes in Partners' Capital                     20
        for the years ended December 31, 2002, 2001 and 2000

        Statements of Cash Flows for the years ended                   23
        December 31, 2002, 2001 and 2000

        Selected Per Unit Data and Ratios for the                      25
        five years ended December 31, 2002

        Schedules of Enhanced Yield Investments                        26
        at December 31, 2002 and 2001

        Notes to Financial Statements                                  28

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

        (d)     Reports on Form 8-K
                November 11, 2002             Our current report on Form 8-K
                                              terminating Arthur Andersen LLP as
                                              accountants for the fiscal year
                                              2002 and appointing
                                              PricewaterhouseCoopers LLP as
                                              accountants for the fiscal year
                                              2002.

99.     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (1) Certification by Chief Executive Officer

        (2) Certification by the President and Principal Financial and Accounting Officer


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

                                              EQUUS CAPITAL PARTNERS, L.P.

                                              By:  Equus Capital Corporation,
                                                   Managing Partner


                                              By:  /s/ Nolan Lehmann
                                                   -----------------------------
                                                   Nolan Lehmann, President

Date:   March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                             Title                             Date
------------------------------------  -----------------------             ---------------

EQUUS CAPITAL CORPORATION
Managing General Partner

By: /s/ Nolan Lehmann
    -------------------------------
         Nolan Lehmann                President                           March 31, 2003

     /s/ John M. Ivancevich
-----------------------------------
         John M. Ivancevich           Independent                         March 31, 2003
                                      General Partner
     /s/ John W. Storms
-----------------------------------
         John W. Storms               Independent                         March 31, 2003
                                      General Partner
     /s/ Nolan Lehmann
-----------------------------------
         Nolan Lehmann                President and Director of the       March 31, 2003
                                      Managing Partner  (principal
                                      Financial and Accounting Officer
                                      of the Managing Partner)
     /s/ Sam P. Douglass
-----------------------------------
         Sam P. Douglass              Chairman of the Board and Chief     March 31, 2003
                                      Executive Officer of the Managing
                                      Partner
     /s/ Paula T. Douglass
-----------------------------------
         Paula T. Douglass            Director of the Managing            March 31, 2003
                                      Partner
   /s/ S. Preston Douglass, Jr.
-----------------------------------
       S. Preston Douglass, Jr.       Director of the Managing            March 31, 2003
                                      Partner

                                    EXHIBIT A

                      FORM OF ANNUAL CERTIFICATION REQUIRED
      BY RULES 13A-14 AND 15D-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Sam P. Douglass, certify that:

        1. I have reviewed this annual report on Form 10-K of Equus Capital Partners, L.P.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: March 31, 2003

                                               /s/ Sam P. Douglass
                                              ----------------------------------
                                              Sam P. Douglass
                                              Chairman
                                              Chief Executive Officer
                                              of Equus Capital Corporation
                                              Managing General Partner

                                    EXHIBIT A

                      FORM OF ANNUAL CERTIFICATION REQUIRED
      BY RULES 13A-14 AND 15D-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Nolan Lehmann, certify that:

        1. I have reviewed this annual report on Form 10-K of Equus Capital Partners, L.P.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: March 31, 2003

                                              /s/ Nolan Lehmann
                                              ----------------------------------
                                              Nolan Lehmann
                                              President
                                              Principal Financial & Accounting
                                              Officer of Equus Capital
                                              Corporation Managing General
                                              Partner