Form 10-Q
period 2003-03-31
EQUUS CAPITAL PARTNERS LP
filed 2003-05-15
CIK 843626

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange
Title of each class                       on which registered
-------------------                      ---------------------
       None                                       None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partners' Interests
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of March 31, 2003, 12,187 units ("Units") of limited partners' interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at March 31, 2003 was $56.26. There is no established market for such Units.

Documents incorporated by reference: None.

                          EQUUS CAPITAL PARTNERS, L.P.
                        (A Delaware Limited Partnership)

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION
    Item 1.  Financial Statements
             Statements of Assets, Liabilities and Partners' Capital
                - March 31, 2003 and December 31, 2002.........................1
             Statements of Operations
                - For the three months ended March 31, 2003 and 2002...........2
             Statements of Changes in Partners' Capital
                - For the three months ended March 31, 2003....................3
                - For the three months ended March 31, 2002....................4
             Statements of Cash Flows
                - For the three months ended March 31, 2003 and 2002...........5
             Selected Per Unit Data and Ratios
                - For the three months ended March 31, 2003 and 2002...........7
             Schedule of Enhanced Yield Investments
                - March 31, 2002...............................................8
             Notes to Financial Statements.....................................9
    Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................13
    Item 3.  Quantitative and Qualitative Disclosure about Market Risk........15

PART II. OTHER INFORMATION
    Item 4. Controls and Procedures...........................................16
    Item 6. Exhibits and Reports on Form 8-K..................................16

SIGNATURE.....................................................................17

Part I.  Financial Information

Item 1.  Financial Statements

                          EQUUS CAPITAL PARTNERS, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                                   (Unaudited)

                                                              2003        2002
                                                            --------   ----------
Assets

Enhanced yield investments, at fair value
   (cost of $954,597 and $970,378, respectively)            $     --   $  550,000
Temporary cash investments, at cost which
   approximates fair value                                   854,671    1,197,687
Cash                                                           1,092        1,304
                                                            --------   ----------
      Total assets                                          $855,763   $1,748,991
                                                            ========   ==========

Liabilities and Partners' Capital

Liabilities:
   Accounts payable                                         $ 14,000   $   38,611
   Distributions payable to limited partners                 119,030      980,730
                                                            --------   ----------
      Total liabilities                                      133,030    1,019,341
                                                            --------   ----------
Commitments and contingencies

Partners' capital:
   Managing partner                                           29,777       29,846
   Independent general partners                                  363          365
   Limited partners (12,310 Units issued and outstanding)    692,593      699,439
                                                            --------   ----------
      Total partners' capital                                722,733      729,650
                                                            --------   ----------
      Total liabilities and partners' capital               $855,763   $1,748,991
                                                            ========   ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                               2003        2002
                                                            ---------    --------
Investment income:

   Income from enhanced yield investments                   $      --    $(53,648)
   Interest from temporary cash investments                     1,713       1,926
                                                            ---------    --------
      Total investment income                                   1,713     (51,722)
                                                            ---------    --------

Expenses:

   Independent general partner fees                             1,500       1,500
   Mailing and printing expenses                                1,650         673
   Administrative fees                                          5,029       4,984
   Professional fees                                              451         738
                                                            ---------    --------
      Total expenses                                            8,630       7,895
                                                            ---------    --------

Net investment loss                                            (6,917)    (59,617)
                                                            ---------    --------
Realized gain on sale of enhanced yield investments           534,219          --
                                                            ---------    --------

Unrealized appreciation (depreciation) of enhanced
   yield investments:
   End of period                                             (954,597)    129,622
   Beginning of period                                       (420,378)    129,622
                                                            ---------    --------
      Increase in unrealized depreciation                    (534,219)         --
                                                            ---------    --------
      Net decrease in partners' capital from operations     $  (6,917)   $(59,617)
                                                            =========    ========

                          The accompanying notes are an
                  integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

                                                             INDEPENDENT
                                                  MANAGING     GENERAL      LIMITED
                                        TOTAL      PARTNER    PARTNERS     PARTNERS
                                      ---------   --------   -----------   ---------
Partners' capital,
   December 31, 2002                  $ 729,650    $29,846      $ 365      $ 699,439
                                      ---------    -------      -----      ---------

Investment activities:
   Investment income                      1,713         17         --          1,696
   Expenses                               8,630         86          2          8,542
                                      ---------    -------      -----      ---------

      Net investment loss                (6,917)       (69)        (2)        (6,846)

Realized gain on sale of enhanced
   yield investments                    534,219      5,342        152        528,725

Increase in unrealized depreciation
   of enhanced yield investments       (534,219)    (5,342)      (152)      (528,725)
                                      ---------    -------      -----      ---------

Net decrease in partners' capital        (6,917)       (69)        (2)        (6,846)
                                      ---------    -------      -----      ---------

Partners' capital,
   March 31, 2003                     $ 722,733    $29,777      $ 363      $ 692,593
                                      =========    =======      =====      =========

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)

                                                            INDEPENDENT
                                                 MANAGING     GENERAL       LIMITED
                                       TOTAL      PARTNER    PARTNERS      PARTNERS
                                    ----------   --------   -----------   ----------
Partners' Capital,
   December 31, 2001                $1,572,031    $38,270      $601       $1,533,160
                                    ----------    -------      ----       ----------
Investment activities:
   Investment income                   (51,722)      (517)      (15)         (51,190)
   Expenses                              7,895         79         3            7,813
                                    ----------    -------      ----       ----------
      Net investment loss              (59,617)      (596)      (18)         (59,003)
                                    ----------    -------      ----       ----------
Net decrease in partners' capital      (59,617)      (596)      (18)         (59,003)
                                    ----------    -------      ----       ----------
Partners' capital,
   March 31, 2002                   $1,512,414    $37,674      $583       $1,474,157
                                    ==========    =======      ====       ==========

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.,
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                             2003        2002
                                                          ----------   --------
Cash flows from operating activities:
   Investment income received                             $    1,713   $  1,926
   Cash paid to management company, general partners
      and suppliers                                          (33,241)   (43,695)
                                                          ----------   --------

      Net cash used by operating activities                  (31,528)   (41,769)
                                                          ----------   --------

Cash flows from investing activities:
   Proceeds of sale of enhanced yield investments            550,000         --
                                                          ----------   --------

      Net cash provided by investing activities              550,000         --
                                                          ----------   --------

Cash flows from financing activities:
   Distributions to partners                                (861,700)        --
                                                          ----------   --------

      Net cash used by financing activities                 (861,700)        --
                                                          ----------   --------

Net decrease in cash and cash equivalents                   (343,228)   (41,769)

Cash and cash equivalents at beginning of period           1,198,991    461,183
                                                          ----------   --------

Cash and cash equivalents at end of period                $  855,763   $419,414
                                                          ==========   ========

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)
                                   (Continued)

                                                                  2003       2002
                                                               ---------   --------
Reconciliation of net decrease in partners' capital from
   operations to net cash used by operating activities:

   Net decrease in partners' capital from operations           $  (6,917)  $(59,617)

Adjustments to reconcile net decrease in partners' capital from operations to net cash used by operating activities:

   Realized gain on sales of enhanced yield investments, net    (534,219)        --

   Increase in unrealized depreciation of enhanced yield
      investments                                                534,219         --

   Decrease in accrued interest receivable                            --     53,648
   Decrease in accounts payable                                  (24,611)   (35,800)
                                                               ---------   --------

Net cash used by operating activities                          $ (31,528)  $(41,769)
                                                               =========   ========

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                        SELECTED PER UNIT DATA AND RATIOS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                              2003       2002
                                                            -------    -------
Investment income                                           $  0.13    $ (4.16)
Expenses                                                       0.69       0.64
                                                            -------    -------
Net investment loss                                           (0.56)     (4.80)

Realized gain on sale of enhanced yield investments           42.95         --

Increase in unrealized depreciation of
    enhanced yield investments                               (42.95)        --
                                                            -------    -------
Net decrease in partners' capital from operations             (0.56)     (4.80)
                                                            -------    -------
Net decrease in partners' capital                             (0.56)     (4.80)

Partners' capital, beginning of period                        56.82     124.55
                                                            -------    -------

Partners' capital, end of period                            $ 56.26    $119.75
                                                            =======    =======

Ratio of expenses to average partners' capital                 1.23%      0.52

Ratio of net investment loss to average partner's capital     (0.98)%    (3.92)%

Ratio of net decrease in partners' capital from
    operations to average partners' capital                   (0.98)%    (3.92)%

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                     SCHEDULE OF ENHANCED YIELD INVESTMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

                                                      Date Of
Portfolio Company                               Initial Investment     Cost     Fair Value
-----------------                               ------------------   --------   ----------
    Artegraft, Inc.                                January 1993
    Manufacturer and distributor of specialty
        surgical products
    .  9% demand promissory note                                     $252,047      $--
    .  7% demand promissory note                                      702,500       --
                                                                     --------      ---
       Total                                                         $954,547      $--
                                                                     ========      ===

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

     As defined in the Investment Company Act of 1940, the Partnership's remaining investments are in eligible Enhanced Yield Investments. The Partnership provides significant managerial assistance to the one Portfolio Company in which it has a remaining investment.

   The accompanying notes are an integral part of these financial statements.

                          EQUUS CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)

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

     The Partnership seeks to achieve current income and capital appreciation principally by making investments in "mezzanine" securities, consisting primarily of subordinated debt or preferred stock combined with equity participations in common stock or rights to acquire common stock, and subsequently disposing of such investments ("Enhanced Yield Investments"). The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership was scheduled to terminate by December 31, 1999, subject to the right of the Independent General Partners (as defined below) to extend the term for up to four additional years if they determine that such extension is in the best interest of the Partnership. The agreement has been extended through December 31, 2003. The Partnership has only one remaining investment, and in 2003 plans to dispose of such investment, distribute the proceeds therefrom and any temporary cash investments, and thereafter dissolve the Partnership. The Managing Partner is wholly owned by Equus Capital Management Corporation.

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

     The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. Since Available Capital, as calculated, was depleted in the third quarter of 2001, no additional management fees are payable. In addition, the management agreement provides that the Management Company would receive an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. No incentive fees will be paid. The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent

General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. The Management Company also has management agreements with the Managing Partner and Equus II Incorporated ("EQS"), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. ("EEAF"), a Delaware limited partnership. The management fees paid by EQS represent the Management Company's primary source of revenue and support.

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

     Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to zero and $550,000 at March 31, 2003 and December 31, 2002, respectively, the Partnership's estimate of fair value may differ materially from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs which might become payable on disposition of such investments.

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

(4)  Allocations and Distributions

     The Partnership's cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners' capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $3,358,010 at March 31, 2003 is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners' capital accounts as if it were realized. Based on current valuations of Enhanced Yield Investments, the Management Company will not receive any incentive fee upon the sale of the Partnership's investments.

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

(5)  Temporary Cash Investments

     Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest ranging from 0.55% to 0.88% and 0.82% to 1.64%, at March 31, 2003 and 2002, respectively.

(6)  Enhanced Yield Investments

     The Partnership made no new investments during the three months ended March 31, 2003 and 2002, respectively.

(7)  Unrealized Appreciation on Enhanced Yield Investments

     Unrealized depreciation of Enhanced Yield Investments increased by $534,219 during the three months ended March 31, 2003. Such increase resulted in the transfer of unrealized appreciation to realized gain from the receipt of proceeds from a sale of the common stock investment in MaxTech Holdings, Inc.

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

     At March 31, 2003, the Partnership had $954,597 (at cost) invested in Enhanced Yield Investments of one company, which has an estimated fair value of zero at such date.

     At March 31, 2003, the Partnership had $855,763 in cash and temporary cash investments. However, $119,030 of such amount reflects prior distributions declared but unclaimed by Partners entitled thereto. In order to allow Follow-on Investments in Enhanced Yield Investments when such opportunities arise, the Partnership may utilize proceeds from existing Enhanced Yield Investments. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership. Since the Partnership term will expire during the year ended December 31, 2003, no Follow-on Investments are expected to be made. The Partnership has only one remaining investment, and in 2003 plans to dispose of such investment, distribute the proceeds therefrom and any temporary cash investments, and thereafter dissolve the Partnership.

     Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies.

Results of Operations

Investment Income and Expenses

     Net investment loss after all expenses amounted to $6,917 and $59,617 for the three months ended March 31, 2003 and 2002, respectively. No income was earned from Enhanced Yield Investments during the three months ended March 31, 2003 and 2002. However, during the three months ended March 31, 2002, accrued interest of $53,648 from Artegraft Inc. was written off due to the uncollectibility of the interest.

     The Management Company receives a management fee equal to 2.5% of the Available Capital. Available Capital is the amount of net offering proceeds from the sale of Units reduced by capital distributed to its holders of the Units and realized losses from the Partnership's investments. Due to the depletion of Available Capital in the third quarter of 2001, no management fee was paid to the Management Company for the three months ended March 31, 2003 and 2002. Based on the level of Available Capital at March 31, 2003, the Management Company will receive no additional management fees from the Partnership. The Management Company was also allocated an incentive fee equal to 10% of the Partnership's cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The Partnership will not pay any incentive fee to the Management Company upon the sale of the Partnership's investments.

Realized Gain or Loss on Enhanced Yield Investments

     During the three months ended March 31, 2003, the Partnership realized a capital gain of $534,219. On January 10, 2003, the Partnership received proceeds of $550,000 from a sale of the common stock investment in MaxTech Holdings, Inc.

     During the three months ended March 31, 2002, there were no realized gains or losses on Enhanced Yield Investments.

Unrealized Gains and Losses on Enhanced Yield Investments

     Unrealized depreciation of Enhanced Yield Investments increased by $534,219 during the three months ended March 31, 2003. Such increase resulted in the transfer of unrealized appreciation to realized gain from the receipt of proceeds from a sale of the common stock investment in MaxTech Holdings, Inc.

     There was no change to unrealized appreciation during the three months ended March 31, 2002.

Distributions

     During the three months ended March 31, 2003 and 2002, the Partnership made no cash distributions. The cash distribution for the year ended December 31, 2002 of $861,700 was sent to the limited partners in January 2003 and is therefore reflected in the cash flow statement for the three months ended March 31, 2003. Cumulative cash distributions to limited partners from inception to March 31, 2003, were $13,492,497 or $1,095.53 per weighted average number of Units outstanding.

Enhanced Yield Investments

     The company in which the Partnership has an investment at March 31, 2003 is privately held. It has a small number of shareholders and does not generally make financial information available to the public. However, the company's operations and financial information is reviewed by the General Partners to determine the proper valuation of the Partnership's investment.

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

     The Partnership's investment in portfolio securities consists of some fixed rate debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. In addition, changes in market interest rates are not typically a significant factor in the Partnership's determination of fair value of these debt securities. The Partnership's debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer. In addition, there were no significant changes to the factors that affect market risk from 2002 to the first quarter of 2003.

     The Partnership's investment portfolio consists of debt investments in one private company. The Partnership would anticipate no impact on these investments from modest changes in public market equity prices. However, should significant changes in market equity prices occur, there could be a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments.

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

Date: May 15, 2003                             EQUUS CAPITAL PARTNERS, L.P.
                                               By: Equus Capital Corporation
                                               Managing General Partner

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

     Date: May 15, 2003

                                               /s/ Sam P. Douglass
                                               ---------------------------------
                                               Sam P. Douglass
                                               Chairman
                                               Chief Executive Officer
                                               of Equus Capital Corporation
                                               Managing General Partner

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

     Date: May 15, 2003

                                        /s/ Nolan Lehmann
                                        ----------------------------------------
                                        Nolan Lehmann
                                        President
                                        Principal Financial & Accounting Officer
                                        of Equus Capital Corporation
                                        Managing General Partner