Form 10-Q
period 2003-06-30
EQUUS CAPITAL PARTNERS LP
filed 2003-08-14
CIK 843626

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17526

EQUUS CAPITAL PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	76-0264305
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2929 Allen Parkway, Suite 2500
Houston, Texas	77019-2120
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 529-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class on which registered	Name of each exchange
None	None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partners’ Interests

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

As of June 30, 2003, 12,187 units (“Units”) of limited partners’ interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at June 30, 2003 was $55.01. There is no established market for such Units.

Documents incorporated by reference: None.

EQUUS CAPITAL PARTNERS, L.P.

(A Delaware Limited Partnership)

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets, Liabilities and Partners’ Capital

—June 30, 2003 and December 31, 2002	1

Statements of Operations

—For the three months ended June 30, 2003 and 2002	2

—For the six months ended June 30, 2003 and 2002	3

Statements of Changes in Partners’ Capital

—For the six months ended June 30, 2003	4

—For the six months ended June 30, 2002	5

Statements of Cash Flows

—For the six months ended June 30, 2003 and 2002	6

Selected Per Unit Data and Ratios

—For the six months ended June 30, 2003 and 2002	8

Schedule of Enhanced Yield Investments

—June 30, 2003	9

Notes to Financial Statements	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosure about Market Risk	16

Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	17

SIGNATURE	18

i

Part I.    Financial Information

Item 1.    Financial Statements

EQUUS CAPITAL PARTNERS, L.P.

STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS’ CAPITAL

JUNE 30, 2003 AND DECEMBER 31, 2002

(Unaudited)

	2003	2002
Assets

Enhanced yield investments, at fair value (cost of $954,597 and $970,378, respectively)	$—	$550,000
Temporary cash investments, at cost which approximates fair value	832,104	1,197,687
Cash	1,197	1,304

Total assets	$833,301	$1,748,991

Liabilities and Partners’ Capital

Liabilities:
Accounts payable	$7,100	$38,611
Distributions payable to limited partners	119,030	980,730

Total liabilities	126,130	1,019,341

Commitments and contingencies

Partners’ capital:
Managing partner	29,621	29,846
Independent general partners	359	365
Limited partners (12,310 Units issued and outstanding)	677,191	699,439

Total partners’ capital	707,171	729,650

Total liabilities and partners’ capital	$833,301	$1,748,991

The accompanying notes are an integral part of these financial statements.

EQUUS CAPITAL PARTNERS, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	2003	2002
Investment income:
Interest from temporary cash investments	$1,463	$1,628

Total investment income	1,463	1,628

Expenses:
Independent general partner fees	750	1,500
Mailing and printing expenses	7,700	(3,582)
Administrative fees	5,006	5,074
Professional fees	3,569	2,700

Total expenses	17,025	5,692

Net investment loss	(15,562)	(4,064)

Unrealized appreciation (depreciation) of enhanced yield investments:
End of period	(954,597)	129,622
Beginning of period	(954,597)	129,622

Increase in unrealized appreciation	—	—

Net decrease in partners’ capital from operations	$(15,562)	$(4,064)

The accompanying notes are an integral part of these financial statements.

EQUUS CAPITAL PARTNERS, L.P.

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	2003	2002
Investment income:
Income from enhanced yield investments	$—	$(53,648)
Interest from temporary cash investments	3,177	3,554

Total investment income (loss)	3,177	(50,094)

Expenses:
Independent general partner fees	2,250	3,000
Mailing and printing expenses	5,219	(2,909)
Administrative fees	10,035	10,058
Professional fees	8,152	3,438

Total expenses	25,656	13,587

Net investment loss	(22,479)	(63,681)

Realized gain on sale of enhanced yield investments	534,219	—

Unrealized appreciation (depreciation) of enhanced yield investments:
End of period	(954,597)	129,622
Beginning of period	(420,378)	129,622

Increase in unrealized depreciation	(534,219)	—

Net decrease in partners’ capital from operations	$(22,479)	$(63,681)

The accompanying notes are an integral part of these financial statements.

EQUUS CAPITAL PARTNERS, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(Unaudited)

	TOTAL	MANAGING PARTNER	INDEPENDENT GENERAL PARTNERS	LIMITED PARTNERS
Partners’ capital, December 31, 2002	$729,650	$29,846	$365	$699,439

Investment activities:
Investment income	3,177	32	1	3,144
Expenses	25,656	257	7	25,392

Net investment loss	(22,479)	(225)	(6)	(22,248)

Realized gain on sale of enhanced yield investments	534,219	5,342	152	528,725

Increase in unrealized depreciation of enhanced yield investments	(534,219)	(5,342)	(152)	(528,725)

Net decrease in partners’ capital	(22,479)	(225)	(6)	(22,248)

Partners’ capital, June 30, 2003	$707,171	$29,621	$359	$677,191

The accompanying notes are an integral part of these financial statements.

EQUUS CAPITAL PARTNERS, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2002

(Unaudited)

	TOTAL	MANAGING PARTNER	INDEPENDENT GENERAL PARTNERS	LIMITED PARTNERS
Partners’ capital, December 31, 2001	$1,572,031	$38,270	$601	$1,533,160

Investment activities:
Investment income	(50,094)	(501)	(14)	(49,579)
Expenses	13,587	136	5	13,446

Net investment loss	(63,681)	(637)	(19)	(63,025)

Net decrease in partners’ capital	(63,681)	(637)	(19)	(63,025)

Partners’ capital, June 30, 2002	$1,508,350	$37,633	$582	$1,470,135

The accompanying notes are an integral part of these financial statements.

EQUUS CAPITAL PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Investment income received	$3,177	$3,554
Cash paid to management company, general partners and suppliers	(57,167)	(56,387)

Net cash used by operating activities	(53,990)	(52,833)

Cash flows from investing activities:
Proceeds of sale of enhanced yield investments	550,000	—

Net cash provided by investing activities	550,000	—

Cash flows from financing activities:
Distributions to partners	(861,700)	—

Net cash used by financing activities	(861,700)	—

Net decrease in cash and cash equivalents	(365,690)	(52,833)
Cash and cash equivalents at beginning of period	1,198,991	461,183

Cash and cash equivalents at end of period	$833,301	$408,350

The accompanying notes are an integral part of these financial statements.

EQUUS CAPITAL PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

(Continued)

	2003	2002
Reconciliation of net decrease in partners’ capital from operations to net cash used by operating activities:

Net decrease in partners’ capital from operations	$(22,479)	$(63,681)

Adjustments to reconcile net decrease in partners’ capital from operations to net cash used by operating activities:
Realized gain on sales of enhanced yield investments, net	(534,219)	—
Increase in unrealized depreciation of enhanced yield investments	534,219	—
Decrease in accrued interest receivable	—	53,648
Decrease in accounts payable	(31,511)	(42,800)

Net cash used by operating activities	$(53,990)	$(52,833)

The accompanying notes are an integral part of these financial statements.

EQUUS CAPITAL PARTNERS, L.P.

SELECTED PER UNIT DATA AND RATIOS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	2003	2002
Investment income	$0.25	$(4.03)
Expenses	2.06	1.09

Net investment loss	(1.81)	(5.12)
Realized gain on sale of enhanced yield investments	42.95	—
Increase in unrealized depreciation of enhanced yield investments	(42.95)	—

Net decrease in partners’ capital from operations	(1.81)	(5.12)

Net decrease in partners’ capital	(1.81)	(5.12)
Partners’ capital, beginning of period	56.82	124.55

Partners’ capital, end of period	$55.01	$119.43

Ratio of expenses to average partners’ capital	3.69%	0.90%
Ratio of net investment loss to average partner’s capital	(3.23)%	(4.20)%
Ratio of net decrease in partners’ capital from operations to average partners’ capital	(3.23)%	(4.20)%

The accompanying notes are an integral part of these financial statements.

EQUUS CAPITAL PARTNERS, L.P.

SCHEDULE OF ENHANCED YIELD INVESTMENTS

JUNE 30, 2003

(Unaudited)

Portfolio Company	Date Of Initial Investment	Cost	Fair Value
Artegraft, Inc.	January 1993
Manufacturer and distributor of specialty surgical products
— 9% demand promissory note		$252,047	$—
— 7% demand promissory note		702,500	—

Total		$954,547	$—

All of the Partnership’s Enhanced Yield Investments are restricted from public sale without prior registration under the Securities Act of 1933. The Partnership negotiates certain aspects of the method and timing of the disposition of the Partnership’s Enhanced Yield Investments in each Portfolio Company, including registration rights and related costs. The Partnership does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

As defined in the Investment Company Act of 1940, the Partnership’s remaining investments are in eligible Enhanced Yield Investments. The Partnership provides significant managerial assistance to the one Portfolio Company in which it has a remaining investment.

The accompanying notes are an integral part of these financial statements.

EQUUS CAPITAL PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

(Unaudited)

(1)    Organization and business purpose

Equus Capital Partners, L.P. (the “Partnership”), a Delaware limited partnership, completed the sale of 12,310 units of limited partners’ interest (“Units”) to 1,428 limited partners as of December 31, 1990. Each Unit required a capital contribution to the Partnership of $1,000 less applicable selling commission discounts and may not be sold, transferred or assigned without the consent of Equus Capital Corporation, a Delaware corporation (the “Managing Partner”), which consent may not be unreasonably withheld.

The Partnership seeks to achieve current income and capital appreciation principally by making investments in “mezzanine” securities, consisting primarily of subordinated debt or preferred stock combined with equity participations in common stock or rights to acquire common stock, and subsequently disposing of such investments (“Enhanced Yield Investments”). The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership was scheduled to terminate by December 31, 1999, subject to the right of the Independent General Partners (as defined below) to extend the term for up to four additional years if they determine that such extension is in the best interest of the Partnership. The agreement has been extended through December 31, 2003. The Partnership has only one remaining investment, and in 2003 plans to dispose of such investment, distribute the proceeds therefrom and any temporary cash investments, and thereafter dissolve the Partnership. The Managing Partner is wholly owned by Equus Capital Management Corporation.

(2)    Management

The Partnership has three general partners, consisting of the Managing Partner and two independent, individual general partners (the “Independent General Partners”). As compensation for services rendered to the Partnership, each Independent General Partner receives a fee of $750 for each meeting of the Independent General Partners attended and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. Pursuant to the Partnership agreement, the Managing Partner has made a general partner’s capital contribution to the Partnership of $125,316, or approximately one percent of the Partnership’s contributed capital, and each Independent General Partner has made a capital contribution of $1,000.

The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the “Management Company”). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate equal to 2.5% of the available capital and is payable quarterly in arrears. Since Available Capital, as calculated, was depleted in the third quarter of 2001, no additional management fees are payable. In addition, the management agreement provides that the Management Company would receive an incentive fee equal to 10% of the Partnership’s cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. No incentive fees will be paid. The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties. The Management Company also has management agreements with the Managing Partner and Equus II Incorporated (“EQS”), a Delaware corporation, and with Equus Equity Appreciation Fund L.P. (“EEAF”), a Delaware limited partnership. The management fees paid by EQS represent the Management Company’s primary source of revenue and support.

The Managing Partner is a wholly-owned subsidiary of the Management Company, which in turn is controlled by a privately owned corporation. The Managing Partner is also the managing general partner of EEAF.

(3)    Significant Accounting Policies

Valuation of Investments – Enhanced yield investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of partner’s capital. Valuations of enhanced yield investments are performed in accordance with generally accepted accounting principles and the financial reporting policies of the Securities and Exchange Commission (“SEC”). The applicable methods prescribed by such principles and policies are described below:

Publicly-traded Enhanced Yield Investments – Investments in companies whose securities are publicly traded are valued at their quoted market price at the close of business on the valuation date, less a discount to reflect the estimated effects of restrictions on the sale of such securities (“Valuation Discount”), if applicable.

Privately-held Enhanced Yield Investments – The fair value of investments for which no market exists is determined on the basis of procedures established in good faith by the Managing Partner and approved by the Independent General Partners of the Partnership. As a general principle, the current “fair value” of an investment would be the amount the Partnership might reasonably expect to receive for it upon its current sale. Appraisal valuations are necessarily subjective and the Managing Partner’s estimate of values may differ materially from amounts actually received upon the disposition of enhanced yield investments.

Generally, cost is the primary factor used to determine fair value until significant developments affecting the Portfolio Company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation. Thereafter, Enhanced Yield Investments are carried at appraised values as determined quarterly by the Managing Partner, subject to the approval of the Independent General Partners. Appraisal valuations are based upon such factors as a Portfolio Company’s earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company’s current and future financial prospects and various other factors and assumptions. In the case of unsuccessful operations, the appraisal may be based upon liquidation value.

Most of the Partnership’s common equity investments may be appraised at a multiple of free cash flow generated by the Portfolio Company in its most recent fiscal year, less outstanding funded indebtedness and other senior securities such as preferred stock. Projections of current year free cash flow may be utilized and adjustments for non-recurring items are considered. Multiples utilized are estimated based on the Management Company’s experience in the private company marketplace, and are necessarily subjective in nature. From time to time, Portfolio Companies are in default of certain covenants in their loan agreements. In the event a Portfolio Company cannot generate adequate cash flow to meet the principal and interest payments on such indebtedness or is not successful in refinancing the debt upon its maturity, the value of the Partnership’s investment could be reduced or eliminated through foreclosure on the Portfolio Company’s assets or the Portfolio Company’s reorganization or bankruptcy. When the Managing Partner has a reasonable belief that the Portfolio Company will be able to restructure the loan agreements to adjust for any defaults, the Portfolio Company’s securities continue to be valued assuming that the company is a going concern. The Partnership may also use, when available, third-party transactions in a Portfolio Company’s securities as the basis of valuation (the “private market method”). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

The fair values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Certificates of deposit purchased by the Partnership generally will be valued at their face value, plus interest accrued to the date of valuation.

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to zero and $550,000 at June 30, 2003 and December 31, 2002, respectively, the Partnership’s estimate of fair value may differ materially from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

Investment Transactions—Investment transactions are recorded on the accrual method. Realized gains and losses on investments sold are computed on a specific identification basis.

Income Taxes—No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. Profits and Losses for tax purposes are determined and allocated as of the end of each calendar quarter. Profits and Losses are allocated first to reflect such cash distributions made or scheduled to be made (other than as to distributions of capital), and thereafter in a manner designed to reflect cash distributions projected to be made.

Cash Flows—For purposes of the Statements of Cash Flows, the Partnership considers all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements, actual results could differ from these estimates.

(4)    Allocations and Distributions

The Partnership’s cumulative net distributions from Enhanced Yield Investments in excess of returns of capital will be shared in proportion to the partners’ capital contributions until the limited partners have received a priority return, and thereafter are designed so that such distributions generally will ultimately be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return of $3,387,208 at June 30, 2003 is equal to the cumulative, non-compounded return on the average daily amount of the gross capital contributions represented by Enhanced Yield Investments ranging from 10 to 12% per annum, depending on the date of the original contribution, less amounts previously distributed related to such return. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners’ capital accounts as if it were realized. Based on current valuations of Enhanced Yield Investments, the Management Company will not receive any incentive fee upon the sale of the Partnership’s investments.

Income from any source other than Enhanced Yield Investments is generally allocated to the partners in proportion to the partners’ capital contributions. Indirect expenses of the Partnership are allocated between Enhanced Yield Investments and Temporary Cash Investments on a pro-rata basis based on the average assets from each type of investment.

Subject to certain provisions in the Partnership agreement, net investment income and gains and losses on investments are generally allocated between the general partners and the limited partners on the same basis as cash distributions.

(5)    Temporary Cash Investments

Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest ranging from 0.45% to 0.75% and 0.75% to 1.48%, at June 30, 2003 and 2002, respectively.

(6)    Enhanced Yield Investments

The Partnership made no new investments during the six months ended June 30, 2003 and 2002, respectively.

(7)    Unrealized Appreciation/Depreciation on Enhanced Yield Investments

Unrealized depreciation of Enhanced Yield Investments increased by $534,219 during the six months ended June 30, 2003. Such increase resulted from the transfer of unrealized appreciation to realized gain upon the receipt of proceeds from a sale of the common stock investment in MaxTech Holdings, Inc.

There was no change in unrealized appreciation during the six months ended June 30, 2002.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Significant Accounting Policies

Valuation of Investments—Enhanced yield investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of partner’s capital. Valuations of enhanced yield investments are performed in accordance with generally accepted accounting principles and the financial reporting policies of the Securities and Exchange Commission (“SEC”). The applicable methods prescribed by such principles and policies are described below:

Publicly-traded Enhanced Yield Investments—Investments in companies whose securities are publicly traded are valued at their quoted market price at the close of business on the valuation date, less a discount to reflect the estimated effects of restrictions on the sale of such securities (“Valuation Discount”), if applicable.

Privately-held Enhanced Yield Investments—The fair value of investments for which no market exists is determined by the Managing Partner on the basis of procedures established in good faith by the Managing Partner and approved by the Independent General Partners of the Partnership. As a general principle, the current “fair value” of an investment would be the amount the Partnership might reasonably expect to receive for it upon its current sale. Appraisal valuations are necessarily subjective and the Managing Partner’s estimate of values may differ materially from amounts actually received upon the disposition of enhanced yield investments.

Generally, cost is the primary factor used to determine fair value until significant developments affecting the Portfolio Company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation. Thereafter, Enhanced Yield Investments are carried at appraised values as determined quarterly by the Managing Partner, subject to the approval of the Independent General Partners. Appraisal valuations are based upon such factors as a Portfolio Company’s earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company’s current and future financial prospects and various other factors and assumptions. In the case of unsuccessful operations, the appraisal may be based upon liquidation value.

Most of the Partnership’s common equity investments may be appraised at a multiple of free cash flow generated by the Portfolio Company in its most recent fiscal year, less outstanding funded indebtedness and other senior securities such as preferred stock. Projections of current year free cash flow may be utilized and adjustments for non-recurring items are considered. Multiples utilized are estimated based on the Management Company’s experience in the private company marketplace, and are necessarily subjective in nature. From time to time, Portfolio Companies are in default of certain covenants in their loan agreements. In the event a Portfolio Company cannot generate adequate cash flow to meet the principal and interest payments on such indebtedness or is not successful in refinancing the debt upon its maturity, the value of the Partnership’s investment could be reduced or eliminated through foreclosure on the Portfolio Company’s assets or the Portfolio Company’s reorganization or bankruptcy. When the Managing Partner has a reasonable belief that the Portfolio Company will be able to restructure the loan agreements to adjust for any defaults, the Portfolio Company’s securities continue to be valued assuming that the company is a going concern. The Partnership may also use, when available, third-party transactions in a Portfolio Company’s securities as the basis of valuation (the “private market method”). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

The fair values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Certificates of deposit purchased by the Fund generally will be valued at their face value, plus interest accrued to the date of valuation.

Liquidity and Capital Resources

The Partnership’s total contributed capital was $12,435,691, consisting of $12,307,375 (net of $2,625 in selling commission discounts on sales to affiliates) for 12,310 units of limited partners’ interests (“Units”) from 1,428 limited partners, $125,316 from the Managing Partner and $3,000 from the Independent General Partners. Net proceeds to the Partnership, after payment of selling commissions and wholesale marketing assistance fees of $1,228,375 and payment of $615,500 as reimbursement of offering costs, were $10,591,816.

At June 30, 2003, the Partnership had $954,597 (at cost) invested in Enhanced Yield Investments of one company, which had an estimated fair value of zero at such date.

At June 30, 2003, the Partnership had $833,301 in cash and temporary cash investments. However, $119,030 of such amount reflects prior distributions declared but unclaimed by Partners entitled thereto. Management believes that temporary cash investments and proceeds from existing Enhanced Yield Investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership. Since the Partnership term will expire during the year ended December 31, 2003, no Follow-on Investments are expected to be made. The Partnership has only one remaining investment, and in 2003 plans to dispose of such investment, distribute the proceeds therefrom and any temporary cash investments, and thereafter dissolve the Partnership.

Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies.

Results of Operations

Investment Income and Expenses

Net investment loss after all expenses amounted to $22,479 and $63,681 for the six months ended June 30, 2003 and 2002, respectively. No income was earned from Enhanced Yield Investments during the six months ended June 30, 2003 and 2002. However, during the six months ended June 30, 2002, accrued interest of $53,648 from Artegraft Inc. was written off. Professional fees increased to $8,152 in 2003 from $3,438 in 2002. This increase was due to an increase in fees in 2003 for the quarterly reviews. Mailing, printing and other increased to $5,219 in 2003 from $(2,909) in 2002. In 2001, an accrual was made related to the costs of printing and mailing an annual report. In 2002, it was determined that the Partnership would not produce an annual report and the accrual was reversed.

The Management Company receives a management fee equal to 2.5% of the Available Capital. Available Capital is the amount of net offering proceeds from the sale of Units reduced by capital distributed to its holders of the Units and realized losses from the Partnership’s investments. Due to the depletion of Available Capital in the third quarter of 2001, no management fee was paid to the Management Company for the six months ended June 30, 2003 and 2002. Based on the level of Available Capital at June 30, 2003, the Management Company will receive no additional management fees from the Partnership. The Management Company was also allocated an incentive fee equal to 10% of the Partnership’s cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. The Partnership will not pay any incentive fee to the Management Company upon the sale of the Partnership’s investments.

Realized Gain or Loss on Enhanced Yield Investments

On January 10, 2003, the Partnership received proceeds of $550,000 from a sale of the common stock investment in MaxTech Holdings, Inc, realizing a capital gain of $534,219.

During the six months ended June 30, 2002, there were no realized gains or losses on Enhanced Yield Investments.

Unrealized Gains and Losses on Enhanced Yield Investments

Unrealized depreciation of Enhanced Yield Investments increased by $534,219 during the six months ended June 30, 2003 due to the transfer of unrealized appreciation to realized gain from the receipt of proceeds from a sale of the common stock investment in MaxTech Holdings, Inc.

There was no change to unrealized appreciation during the six months ended June 30, 2002.

Distributions

During the six months ended June 30, 2003 and 2002, the Partnership made no cash distributions. The cash distribution declared during the year ended December 31, 2002 of $861,700 was sent to the limited partners in January 2003 and is therefore reflected in the cash flow statement for the six months ended June 30, 2003. Cumulative cash distributions to limited partners from inception to June 30, 2003, were $13,492,497 or $1,095.53 per weighted average number of Units outstanding.

Enhanced Yield Investments

The company in which the Partnership has an investment at June 30, 2003 is privately held. It has a small number of shareholders and does not generally make financial information available to the public. However, the company’s operations and financial information is reviewed by the General Partners to determine the proper valuation of the Partnership’s investment.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

The Partnership is subject to financial market risks, including changes in interest rates with respect to its investments in debt securities, as well as changes in marketable equity security prices. The Partnership does not use derivative financial instruments to mitigate any of these risks. The return on the Partnership’s investments is generally not affected by foreign currency fluctuations.

The Partnership’s investment in portfolio securities consists of some fixed rate debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. In addition, changes in market interest rates are not typically a significant factor in the Partnership’s determination of fair value of these debt securities. The Partnership’s debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer. There were no significant changes to the factors that affect market risk from 2002 to the second quarter of 2003.

The Partnership’s investment portfolio consists of debt investments in one private company. The Partnership would anticipate no impact on these investments from modest changes in public market equity prices. However, should significant changes in market equity prices occur, there could be a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments.

Item 4.    Controls and Procedures

The Partnership maintains disclosure controls and other procedures that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Managing Partner’s management, including its Chairman and Chief Executive Officer and President and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Managing Partner’s Chairman and Chief Executive Officer and President and Principal Financial and Accounting Officer have reviewed and evaluated the effectiveness of the Partnership’s disclosure controls and procedures within 90 days prior to the date of this report. Based on their review and evaluation, the Managing Partner’s Chairman and Chief Executive Officer and President and Principal Financial and Accounting Officer concluded that the Partnership’s disclosure controls and procedures were effective in ensuring that information relating to the Partnership was made known to them by others within the Partnership in a timely manner, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared, and that no changes are required at this time.

There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect the Partnership’s internal controls subsequent to the date the Partnership completed its evaluation.

Part II.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

31.

Quarterly Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

(1)    Certification by the Chief Executive Officer

(2)    Certification by the President and Principal Financial and Accounting Officer

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and the President and Principal Financial and Accounting Officer

(b)    Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the period for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	EQUUS CAPITAL PARTNERS, L.P. By: Equus Capital Corporation Managing General Partner

/s/ Nolan Lehmann Nolan Lehmann President and Principal Financial and Accounting Officer