Form 10-Q
period 2003-09-30
EQUUS CAPITAL PARTNERS LP
filed 2003-11-14
CIK 843626

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Units of Limited Partners’ Interests

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

As of September 30, 2003, 12,187 units (“Units”) of limited partners’ interests in the Partnership were held by non-affiliates of the registrant. The net asset value of a Unit at September 30, 2003 was $61.88. There is no established market for such Units.

Documents incorporated by reference: None.

EQUUS CAPITAL PARTNERS, L.P.

(A Delaware Limited Partnership)

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets, Liabilities and Partners’ Capital

— September 30, 2003 and December 31, 2002	1

Statements of Operations

— For the three months ended September 30, 2003 and 2002	2

— For the nine months ended September 30, 2003 and 2002	3

Statements of Changes in Partners’ Capital

— For the nine months ended September 30, 2003	4

— For the nine months ended September 30, 2002	5

Statements of Cash Flows

— For the nine months ended September 30, 2003 and 2002	6

Selected Per Unit Data and Ratios

— For the nine months ended September 30, 2003 and 2002	8

Notes to Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosure about Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	15

SIGNATURE	15

Part I. Financial Information

Item 1. Financial Statements

EQUUS CAPITAL PARTNERS, L.P.

STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS’ CAPITAL

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

(Unaudited)

	2003	2002
Assets
Enhanced yield investments, at fair value (cost of $0 and $970,378, respectively)	$—	$550,000
Temporary cash investments, at cost which approximates fair value	979,530	1,197,687
Cash	289	1,304

Total assets	$979,819	$1,748,991

Liabilities and Partners’ Capital

Liabilities:
Accounts payable and accrued liabilities	$7,542	$38,611
Distributions payable to limited partners	179,665	980,730

Total liabilities	187,207	1,019,341

Commitments and contingencies

Partners’ capital:
Managing partner	30,476	29,846
Independent general partners	382	365
Limited partners (12,310 Units issued and outstanding)	761,754	699,439

Total partners’ capital	792,612	729,650

Total liabilities and partners’ capital	$979,819	$1,748,991

The accompanying notes are an

integral part of these financial statements.

EQUUS CAPITAL PARTNERS, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	2003	2002
Investment income:
Income from enhanced yield investments	$—	$705,671
Interest from temporary cash investments	1,405	2,282

Total investment income	1,405	707,953

Expenses:
Independent general partner fees	1,500	1,500
Mailing and printing expenses	5,504	3,126
Administrative fees	5,017	5,029
Professional fees	3,943	4,000

Total expenses	15,964	13,655

Net investment income (loss)	(14,559)	694,298

Realized loss on sale of enhanced yield investments	(854,597)	—

Unrealized appreciation (depreciation) of enhanced yield investments:
End of period	—	(470,378)
Beginning of period	(954,597)	129,622

Change in unrealized appreciation (depreciation)	954,597	(600,000)

Net increase in partners’ capital from operations	$85,441	$94,298

The accompanying notes are an

integral part of these financial statements.

EQUUS CAPITAL PARTNERS, L.P.

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	2003	2002
Investment income:
Income from enhanced yield investments	$—	$652,023
Interest from temporary cash investments	4,582	5,836

Total investment income	4,582	657,859

Expenses:
Independent general partner fees	3,750	4,500
Mailing and printing expenses	10,724	217
Administrative fees	15,052	15,086
Professional fees	12,094	7,438

Total expenses	41,620	27,241

Net investment income (loss)	(37,038)	630,618

Realized loss on sale of enhanced yield investments	(320,378)	—

Unrealized appreciation (depreciation) of enhanced yield investments:
End of period	—	(470,378)
Beginning of period	(420,378)	129,622

Change in unrealized appreciation (depreciation)	420,378	(600,000)

Net increase in partners’ capital from operations	$62,962	$30,618

The accompanying notes are an

integral part of these financial statements.

EQUUS CAPITAL PARTNERS, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(Unaudited)

	TOTAL	MANAGING PARTNER	INDEPENDENT GENERAL PARTNERS	LIMITED PARTNERS
Partners’ capital, December 31, 2002	$729,650	$29,846	$365	$699,439

Investment activities:
Investment income	4,582	46	1	4,535
Expenses	41,620	416	12	41,192

Net investment loss	(37,038)	(370)	(11)	(36,657)
Realized loss on sale of enhanced yield investments	(320,378)	(3,204)	(91)	(317,083)
Decrease in unrealized depreciation of enhanced yield investments	420,378	4,204	119	416,055

Net increase in partners’ capital	62,962	630	17	62,315

Partners’ capital, September 30, 2003	$792,612	$30,476	$382	$761,754

The accompanying notes are an

integral part of these financial statements.

EQUUS CAPITAL PARTNERS, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(Unaudited)

	TOTAL	MANAGING PARTNER	INDEPENDENT GENERAL PARTNERS	LIMITED PARTNERS
Partners’ capital, December 31, 2001	$1,572,031	$38,270	$601	$1,533,160

Investment activities:
Investment income	657,859	6,578	186	651,095
Expenses	27,241	272	8	26,961

Net investment income	630,618	6,306	178	624,134

Decrease in unrealized appreciation of enhanced yield investments	(600,000)	(6,000)	(170)	(593,830)

Net increase in partners’ capital	30,618	306	8	30,304

Partners’ capital, September 30, 2002	$1,602,649	$38,576	$609	$1,563,464

The accompanying notes are an

integral part of these financial statements.

EQUUS CAPITAL PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Investment income received	$4,582	$711,507
Cash paid to management company, general partners and suppliers	(72,689)	(66,041)

Net cash provided (used) by operating activities	(68,107)	645,466

Cash flows from investing activities:
Proceeds of sale of enhanced yield investments	650,000	—

Net cash provided by investing activities	650,000	—

Cash flows from financing activities:
Distributions to partners	(801,065)	—

Net cash used by financing activities	(801,065)	—

Net increase (decrease) in cash and cash equivalents	(219,172)	645,466
Cash and cash equivalents at beginning of period	1,198,991	461,183

Cash and cash equivalents at end of period	$979,819	$1,106,649

The accompanying notes are an

integral part of these financial statements.

EQUUS CAPITAL PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

(Continued)

	2003	2002
Reconciliation of net increase in partners’ capital from operations to net cash provided (used) by operating activities:
Net increase in partners’ capital from operations	$62,962	$30,618

Adjustments to reconcile net increase in partners’ capital from operations to net cash provided (used) by operating activities:
Realized loss on sales of enhanced yield investments, net	320,378	—
(Decrease) increase in unrealized depreciation of enhanced yield investments	(420,378)	600,000
Write-off of accrued interest receivable	—	53,648
Decrease in accounts payable	(31,069)	(38,800)

Net cash provided (used) by operating activities	$(68,107)	$645,466

The accompanying notes are an

integral part of these financial statements.

EQUUS CAPITAL PARTNERS, L.P.

SELECTED PER UNIT DATA AND RATIOS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	2003	2002
Investment income	$0.37	$52.89
Expenses	3.35	2.19

Net investment income (loss)	(2.98)	50.70
Realized loss on sale of enhanced yield investments	(25.76)	—
Decrease in unrealized depreciation (appreciation) of enhanced yield investments	33.80	(48.24)

Net increase in partners’ capital	5.06	2.46

Net increase in partners’ capital	5.06	2.46
Partners’ capital, beginning of period	56.82	124.55

Partners’ capital, end of period	$61.88	$127.01

Ratio of expenses to average partners’ capital	5.64%	1.74%
Ratio of net investment income (loss) to average partners’ capital	(5.02)%	38.15%
Ratio of net increase in partners’ capital from operations to average partners’ capital	8.53%	48.52%

EQUUS CAPITAL PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND 2002

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

The Partnership made investments in “mezzanine” securities, consisting primarily of subordinated debt or preferred stock combined with equity participations in common stock or rights to acquire common stock, and subsequently disposed of such investments (“Enhanced Yield Investments”). The Partnership elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership was scheduled to terminate by December 31, 1999, subject to the right of the Independent General Partners (as defined below) to extend the term for up to four additional years, if they determine that such extension is in the best interest of the Partnership. The agreement has been extended through December 31, 2003. The Partnership made a distribution to its Partners in October 2003, and is expected to be dissolved by December 31, 2003.

(2) Management

The Partnership has three general partners, consisting of the Managing Partner and two independent, individual general partners (the “Independent General Partners”). As compensation for services rendered to the Partnership, each Independent General Partner receives a fee of $750 for each meeting of the Independent General Partners attended and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. Pursuant to the Partnership agreement, the Managing Partner has made a general partner’s capital contribution to the Partnership of $125,316, or approximately one percent of the Partnership’s contributed capital, and each original Independent General Partner made a capital contribution of $1,000.

The Partnership has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the “Management Company”). Pursuant to such agreement, the Management Company performs certain management and administrative services necessary for the operation of the Partnership. The Management Company received a management fee at an annual rate equal to 2.5% of the available capital, payable quarterly in arrears. Since Available Capital, as calculated, was depleted in the third quarter of 2001, no additional management fees were paid thereafter. In addition, the management agreement provided that the Management Company would receive an incentive fee equal to 10% of the Partnership’s cumulative distributions from Enhanced Yield Investments (excluding returns of capital) over the life of the Partnership, subject to payment of a priority return to the limited partners. No incentive fees were paid. The Management Company also receives compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners as being no less favorable to the Partnership than those obtainable from competent unaffiliated parties.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to zero and $550,000 at September 30, 2003 and December 31, 2002, respectively, the Partnership’s estimate of fair value may differ materially from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

Investment Transactions – Investment transactions are recorded on the accrual method. Realized gains and losses on investments sold are computed on a specific identification basis.

Income Taxes – No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. Profits and Losses for tax purposes are determined and allocated as of the end of each calendar quarter. Profits and Losses are allocated first to reflect such cash distributions made or scheduled to be made (other than as to distributions of capital), and thereafter in a manner designed to reflect cash distributions projected to be made.

Cash Flows – For purposes of the Statements of Cash Flows, the Partnership considers all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements, actual results could differ from these estimates.

(4) Allocations and Distributions

The Partnership’s cumulative net distributions from Enhanced Yield Investments in excess of returns of capital were shared in proportion to the partners’ capital contributions until the limited partners have received a priority return, and thereafter distributions generally were to be shared 80% by the general and limited partners in proportion to their capital contributions, 10% by the Managing Partner as an incentive distribution and 10% by the Management Company as an incentive fee. The priority return threshold was not met, and accordingly no incentive distributions or fees were paid. For financial reporting purposes, net unrealized appreciation or depreciation is allocated to the partners’ capital accounts as if it were realized.

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

(5) Temporary Cash Investments

Temporary cash investments, which represent the short-term utilization of cash prior to investment in Enhanced Yield Investments, distributions to the partners or payment of expenses, consisted of money market accounts earning interest ranging from 0.49% to 1.15% and 1.28% to 1.38%, at September 30, 2003 and 2002, respectively.

(6) Enhanced Yield Investments

The Partnership made no new investments during the nine months ended September 30, 2003 and 2002, respectively. On January 10, 2003, the Partnership received proceeds of $550,000 from a sale of the common stock investment in MaxTech Holdings, Inc. (“ MaxTech”), realizing a capital gain of $534,219. In September 2003, the Partnership sold its investment in Artegraft Inc., which had been valued at zero, for $100,000 in cash. As of September 30, 2003, the Partnership has no Enhanced Yield Investments. During 2002, the Partnership received a liquidating distribution of $705,671 from MaxTech Holdings, Inc.

(7) Unrealized Appreciation/Depreciation on Enhanced Yield Investments

Unrealized depreciation of Enhanced Yield Investments of $420,378 was realized during the nine months ended September 30, 2003 by transfer to net realized loss upon the sale of the common stock investment in MaxTech Holdings, Inc. and the sale of the Partnership’s investment in Artegraft, Inc.

Unrealized appreciation of Enhanced Yield Investments decreased by $600,000 during the nine months ended September 30, 2002. Such decrease resulted from the decrease in estimated fair value of one Enhanced Yield Investment, which was offset by net investment income recorded as a liquidating distribution on such investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had disposed of all of its Enhanced Yield Investments and had $979,819 in cash and temporary cash investments. However, $179,665 of such amount reflects prior distributions declared but unclaimed by Partners entitled thereto, and the Partnership is retaining $41,529 to pay estimated costs to be incurred prior to dissolution and liquidation. A distribution was made to the Limited Partners of $747,217 ($60.70 per Unit) in October 2003. Management believes that temporary cash investments provide the Partnership with the liquidity necessary to pay operating expenses of the Partnership until it is dissolved.

Net investment income and the proceeds from the sale of Enhanced Yield Investments are distributed to the extent such amounts are not reserved for payment of expenses and contingencies.

Results of Operations

Investment Income and Expenses

Net investment loss after all expenses amounted to $(37,038) and $630,618 for the nine months ended September 30, 2003 and 2002, respectively. No income was earned from Enhanced Yield Investments during the nine months ended September 30, 2003. During the nine months ended September 30, 2002, the Partnership received a liquidation distribution of $705,671 in cash related to its common stock investment in MaxTech Holdings, Inc. (“MaxTech”) pursuant to a plan of liquidation previously filed by MaxTech. Also, accrued interest of $53,648 from Artegraft Inc. was written off. Professional fees increased to $12,094 in 2003 from $7,438 in 2002. This increase was due to an increase in fees in 2003 for the quarterly reviews. Mailing, printing and other increased to $10,724 in 2003 from $217 in 2002. The increase is related to a change in 2002 in the estimated costs related to 2001 mailing and printing.

As a result of the depletion of Available Capital in the third quarter of 2001, no management fee has been paid to the Management Company during 2002 and 2003. In addition, the Partnership has not paid any incentive fee to the Management Company since its inception.

Realized Gain or Loss on Enhanced Yield Investments

On January 10, 2003, the Partnership received proceeds of $550,000 from a sale of the common stock investment in MaxTech Holdings, Inc, realizing a capital gain of $534,219. On August 29, 2003, the Partnership received cash proceeds of $100,000 in exchange for its warrants and promissory notes receivable from Artegraft, Inc.

During the nine months ended September 30, 2002, there were no realized gains or losses on Enhanced Yield Investments.

Unrealized Gains and Losses on Enhanced Yield Investments

Unrealized depreciation of Enhanced Yield Investments decreased by $420,378 during the nine months ended September 30, 2003 due to the transfer of net unrealized depreciation to net realized loss from the sale of the common stock investment in MaxTech Holdings, Inc. and the Partnership’s investment in Artegraft, Inc.

Unrealized appreciation of Enhanced Yield Investments decreased by $600,000 during the nine months ended September 30, 2002. Such decrease resulted from the decrease in estimated fair value of one Enhance Yield Investment, which was offset by net investment income recorded as a liquidating distribution on such investment.

Distributions

During the nine months ended September 30, 2003 and 2002, the Partnership made no cash distributions. The cash distribution declared during the year ended December 31, 2002 of $861,700 was sent to the limited partners in January 2003 and is therefore reflected in the cash flow statement for the nine months ended September 30, 2003. Cumulative cash distributions to limited partners from inception to September 30, 2003, were $13,492,497 or $1,095.53 per weighted average number of Units outstanding.

On October 15, 2003, the Partnership made a distribution to its limited partners of $747,217 or $60.70 per Unit.

Unclaimed distribution amounts of approximately $160,000 will be escheated to the appropriate states upon dissolution of the Partnership.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Partnership’s investment portfolio consists of cash and money market accounts at September 30, 2003. The Partnership would anticipate no impact on these investments from modest changes in public market equity prices.

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

The Managing Partner’s Chairman and Chief Executive Officer and President and Principal Financial and Accounting Officer have evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of quarter covered by this report. Based on their evaluation, the Managing Partner’s Chairman and Chief Executive Officer and President and Principal Financial and Accounting Officer concluded that the Partnership’s disclosure controls and procedures were effective in ensuring that information relating to the Partnership was made known to them by others within the Partnership in a timely manner, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared, and that no changes are required at this time.

There have been no significant changes in the Partnership’s internal controls during the quarter that has materially affected or is reasonably likely to materially affect the Partnership’s internal controls over the financial reporting.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.	Quarterly Certification Required by Rules 13a-14 and 15-d-14 under the Securities Exchange Act of 1934

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

Date: November 14, 2003	EQUUS CAPITAL PARTNERS, L.P. By: Equus Capital Corporation Managing General Partner

/s/ Nolan Lehmann
Nolan Lehmann President and Principal Financial and Accounting Officer